Form 10-Q
period 1994-10-02
DALLAS SEMICONDUCTOR CORP
filed 1994-11-15
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   October 2, 1994
                                     ---------------

                                       OR

[ ] TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from           to
                                  ----------    ------------
    Commission file number   1-10464
                             -------


                       DALLAS SEMICONDUCTOR CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               75-1935715
              --------                               ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


           4401 South Beltwood Parkway, Dallas, Texas 75244-3292
           -----------------------------------------------------
            (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code:  (214) 450-0400
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes    X       No
                                                   -------       --------

Number of shares outstanding of the registrant's Common Stock as of October 2, 1994: 25,494,161.
                  ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
- -------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                    Page No.
- -------     ------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three and nine months ended October 2, 1994 and October 3, 1993 ......3

 Condensed Consolidated Balance Sheets
  October 2, 1994 (Unaudited) and January 2, 1994.......................4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended October 2, 1994 and October 3, 1993 ................5

 Notes to Condensed Consolidated Financial Statements ............. 6 - 7

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------     ----------------------------------------
            FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS  ...... 8 - 10
            ----------------------------------------------

PART II.    OTHER INFORMATION
- --------    ------------------
Items 1. through 6.  ................................................. 11
- ------------------

SIGNATURE ............................................................ 12
- ---------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     ---------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                    Three months ended  Nine months ended
                                    ------------------- -----------------
                                       Oct. 2, Oct. 3,   Oct. 2,  Oct. 3,
(Thousands except per share amounts)    1994     1993     1994      1993
- ------------------------------------  -------  -------  -------- --------
Net sales                             $45,201  $41,008  $133,425 $114,857
Operating costs and expenses:
 Cost of sales                         22,556   20,420    66,248   57,181
 Research and development               5,663    4,919    16,536   14,371
 Selling, general and
   administrative                       6,596    5,893    19,456   16,528
                                      -------  -------  -------- --------
 Total                                 34,815   31,232   102,240   88,080
                                      -------  -------  -------- --------
Operating income                       10,386    9,776    31,185   26,777
Interest income, net                      776      715     2,446    2,071
                                      -------  -------  -------- --------
Income before income taxes             11,162   10,491    33,631   28,848
Provision for income taxes              3,795    3,672    11,435   10,280
                                      -------  -------  -------- --------
Net income                            $ 7,367  $ 6,819  $ 22,196 $ 18,568
                                      =======  =======  ======== ========
Net income per share                    $ .27    $ .25     $ .81    $ .69
                                      =======  =======  ======== ========
Weighted average common and common
equivalent shares outstanding          27,231   27,225    27,391   26,913
                                      =======  =======  ======== ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Oct. 2,    Jan. 2,
(Dollars in thousands except per share amounts)     1994       1994
- -----------------------------------------------  ---------  ---------
                                                 (unaudited)
Assets

Current assets:
 Cash and cash equivalents                       $  3,615    $ 12,012
 Short-term cash investments                        6,047      20,303
 Accounts receivable, net                          28,077      23,351
 Inventories                                       35,969      30,605
 Deferred tax assets                                3,725       2,366
 Other current assets                               2,751       2,551
                                                 --------    --------
Total current assets                               80,184      91,188

Property, plant and equipment, at cost:
 Land                                               5,400       4,219
 Building and improvements                         27,921      19,480
 Machinery and equipment                          125,647      95,791
                                                 --------    --------
                                                  158,968     119,490
Less accumulated depreciation                     (80,743)    (70,099)
                                                 --------    --------
   Property, plant and equipment, net              78,225      49,391

Cash investments (municipal bonds,
 U.S. government agency obligations and
 corporate notes and bonds)                        52,624      43,958
Other assets                                        2,799       2,007
                                                 --------    --------
                                                 $213,832    $186,544
                                                 ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $ 14,155    $  9,508
 Accrued salaries and benefits                      4,593       5,058
 Accrued taxes other than income                    1,695       1,862
 Other accrued liabilities                          2,111       2,011
 Income taxes payable                               2,541       2,567
                                                 --------    --------
    Total current liabilities                      25,095      21,006

Commitments
Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                           ---         ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    25,525,161 shares at October 2, 1994, and
    25,358,679 shares at January 2, 1994              511         507
 Additional paid-in capital                        80,298      78,817
 Retained earnings                                108,410      86,214
 Treasury stock, 31,000 shares at cost               (482)         --
                                                 ---------   --------
    Total stockholders' equity                     188,737    165,538
                                                 ---------   --------
                                                  $213,832   $186,544
                                                 =========   ========

 Total cash, cash equivalents and
 cash investments                                 $ 62,286   $ 76,273
                                                  ========   ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                  Nine Months Ended
                                                ----------------------
                                                 Oct. 2,       Oct. 3,
(Thousands)                                       1994          1993
- --------------------------------------------    --------      --------
Cash flows from operating activities:
Net income                                      $ 22,196      $ 18,568
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                    10,644        10,273
 Deferred tax benefit                             (1,359)         (874)
 Increase in receivables                          (4,726)       (7,018)
 Increase in inventories                          (5,364)       (3,511)
 (Increase) decrease in other current assets        (200)          108
 Increase (decrease) in accounts payable           4,647        (1,789)
 Decrease in accrued salaries and benefits          (465)         (488)
 Decrease in accrued taxes other than income        (167)          (36)
 Increase in other accrued liabilities               100            47
 Increase in income taxes payable                    656           726
                                                --------      --------
Net cash provided by operating activities         25,962        16,006
                                                ---------     --------
Cash flows from investing activities:
Purchases of cash investments                    (32,321)      (24,607)
Proceeds from sales and maturities of
 cash investments                                 37,911        16,537
Additions to property, plant and equipment       (39,478)      (16,313)
Increase in other assets                            (792)          (98)
                                                --------      --------
Net cash used by investing activities            (34,680)      (24,481)
                                                --------      --------

Cash flows from financing activities:
Proceeds from issuance of common stock
 upon exercise  of stock options                     803         1,862
Purchase of treasury stock                          (482)           --
                                                --------      --------
Net cash provided by financing activities            321         1,862
                                                --------      --------
Net decrease in cash and cash equivalents         (8,397)       (6,613)
Cash and cash equivalents at beginning of
  period                                          12,012         9,270
                                                --------      --------
Cash and cash equivalents at end of period      $  3,615      $  2,657
                                                ========      ========
Cash payments for:
  Interest                                      $      1      $    132
  Income taxes                                  $ 12,141      $ 10,329

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax benefit
  of stock option exercises                      $   682      $  1,412

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 2, 1994. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at October 2, 1994 and January 2, 1994,and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report, which statements and notes were incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 2, 1994. Results of operations for the three and nine months ended October 2, 1994 are not necessarily indicative of results to be expected for the full year.

Certain amounts have been reclassified to conform to the current period presentation.

The difference between primary and fully diluted net income per share was not material in any period.

                                                Oct. 2,       Jan. 2,
2. INVENTORIES (in thousands)                    1994           1994
                                               --------      ---------
Raw materials                                  $  5,065       $  3,910
Work-in-process                                  19,100         17,937
Finished goods                                   11,804          8,758
                                               --------       --------
                                               $ 35,969       $ 30,605
                                               ========       ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

                  DALLAS SEMICONDUCTOR CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine months ended October 2, 1994 of $626,000 and $1,359,000, respectively. The Company's effective tax rate was 34% in the three and nine month period ended October 2,1994, decreasing from 35% and 36% for the same periods in 1993, respectively. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods, partially offset by the enactment of the 1993 Omnibus Budget Reconciliation Act.

DALLAS SEMICONDUCTOR CORPORATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATI0NS
- ---------------------
Net sales for the third quarter of 1994 were $45,201,000, an increase of 10% over the third quarter of 1993. Net sales for the first nine months of 1994 were $133,425,000, an increase of 16% over the same period in 1993. The Company's revenue growth for both periods was supported by increased unit sales of new and existing products in several product families including System Extension, Automatic Identification, Telecommunications, Microcontroller, and other product families.

Gross margins remained constant at 50% for the third quarter and first nine months of 1994 and 1993.

Research and development ("R&D") expenses for the third quarter and first nine months of 1994 increased 15% over the same periods in 1993. The increase in both periods resulted primarily from increased personnel costs. R&D expenses as a percent of net sales increased to 13% from 12% for the three month periods ended October 2, 1994 and October 3, 1993, respectively. R&D expenses decreased to 12% from 13% for the nine month periods ended October 2, 1994 and October 3, 1993, respectively.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1994 increased 12% compared with the third quarter of 1993. In the first nine months of 1994, SG&A expenses increased 18% from the same period of 1993. SG&A expenses as a percent of net sales increased to 15% from 14% for the three and nine month periods ended October 2, 1994 and October 3, 1993, respectively. The increase in SG&A expenses in the third quarter resulted primarily from increased personnel costs and higher commissions on increased sales.

Operating income increased 6% and 16% for the third quarter and first nine months of 1994 over the same periods in 1993, respectively. Operating income as a percent of net sales decreased to 23% from 24% for the third quarters of 1994 and 1993, respectively. Operating income as a percent of net sales remained constant at 23% for the first nine months of 1994 and 1993.

Net interest income for the third quarter and first nine months of 1994 increased by $61,000 and $375,000 over the same periods of 1993, respectively. Higher average cash balances more than offset lower interest rates. Changes in interest rates will continue to affect net interest income as will any substantial change in the Company's cash, cash equivalents and cash investments or any substantial change in borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine month periods ended October 2, 1994 of $626,000 and $1,359,000, respectively. The Company's effective tax rate was 34% in the three and nine month period ended October 2, 1994 decreasing from 35% and 36% for the same periods in 1993, respectively. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods, partially offset by the enactment of the 1993 Omnibus Budget Reconciliation Act in August, 1993.

A number of uncertainties exist that may influence the Company's future operating results, including general economic conditions, changes in conditions affecting original equipment manufacturers, competition (including alternative technologies), the Company's success in developing new products and process technologies, market acceptance of the Company's new products, the ability of the Company to continue diversifying its product line, manufacturing performance, availability and price fluctuations of raw materials, and other factors.

FINANCIAL CONDITION
- -------------------
Cash, cash equivalents and cash investments were $62.3 million at the end of the third quarter of 1994, compared with $76.3 million at the end of fiscal year 1993. The decrease in cash, cash equivalents and cash investments was primarily the result of cash used for additions to property, plant and equipment. The Company continued investing in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Gross capital additions were $39.5 million for the first nine months of 1994, compared with $16.3 million in the same period of 1993. Capital additions in the first nine months of 1994 include $19.9 million in capital expenditures related to the Company's wafer fabrication ("fab") expansion project and the Company's January 1994 $2.4 million purchase of four buildings adjacent to its facilities in Dallas. The Company anticipates that the majority of capital additions during 1994, in addition to the building purchases, will be for fab and test equipment, and computer hardware and software. Capital additions of approximately $6.0 million are anticipated for the remainder of 1994 of which $1.0 million relate to fab equipment purchases expected for the Company's fab expansion project. The fab expansion project began its initial alignment of wafers on June 6, 1994 and effectively began producing wafers in support of the Company's production plans after the end of the third quarter. The total cost of the expansion project is estimated at $25.4 million (composed of $4.5 million incurred in 1993, $19.9 million in the first nine months of 1994, and $1.0 million estimated for the remainder of 1994), and will initially increase the Company's wafer fabrication capacity by approximately 20%.

The Company was authorized by the board of directors in August 1994 to make use of some of its cash reserves to purchase from time-to-time, depending on market conditions, up to 500,000 shares of its common stock. As of October 2, 1994, a total of 31,000 shares, totalling $482,000 have been purchased pursuant to this stock repurchase program.

The Company had no long-term debt at the end of the third quarter of 1994 or 1993.

DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION
- --------------------------
Items 1.- 5.
- ------------
 Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
  (a)    Exhibit 27 - Financial Data Schedule
         ------------------------------------
            None.
  (b)    Reports on Form 8-K
         -------------------
            No Reports on Form 8-K were filed during the period for which this report is filed.

DALLAS SEMICONDUCTOR CORPORATION

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
         ----------------
          Alan P. Hale
          Vice President-Finance

Date:    November 16, 1994
         -----------------