Form 10-K405
DALLAS SEMICONDUCTOR CORP
filed 1995-03-29
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . . to . . . . . . . . . .

COMMISSION FILE NUMBER:  1-10464

                        DALLAS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                               75-1935715
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                Identification No.)

       4401 SOUTH BELTWOOD PARKWAY, DALLAS, TEXAS                75244-3292
        (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (214) 450-0400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of each class              Name of each exchange on which registered
COMMON STOCK, $.02 PAR VALUE                        NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]     No   [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 1995: $399,213,100.

         Number of shares outstanding of the registrant's Common Stock as of March 1, 1995: 25,879,485.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on April 25, 1995, are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

         Dallas Semiconductor Corporation (the "Company" or "Dallas Semiconductor") designs, manufactures and markets electronic chips and chip-based subsystems. Founded in 1984, the Company uses customer problems as an entry point to develop products with widespread applications. The Company is committed to new product development as a means to attempt to increase future revenues and diversify its markets, product offerings and customers.

         The Company has used its advanced technologies in an effort to gain a competitive edge over traditional approaches to semiconductors. Combining lithium energy cells with low-power CMOS chips can power them for the useful life of the equipment. Direct laser writing can enhance chip capabilities with higher levels of precision and/or unique identities. Special packaging gives improved functionality to silicon chips.

         In its eleven-year history, Dallas Semiconductor has developed 215 proprietary base products with over 1,000 variations shipped to more than 8,000 customers worldwide. A direct sales force and distribution network sell to original equipment manufacturers (OEMs) of personal computers and workstations, scientific and medical equipment, industrial controls, automatic identification, telecommunications and other products.

         The Company organizes its products into 14 product families sharing common technologies, markets or applications:

         Automatic Identification                  SIP Stik(TM) Prefabs
         Integrated Battery Backup and             Software Authorization
            Battery Chargers                       System Extension
         Intelligent Sockets                       Telecommunications
         Microcontrollers                          Teleservicing
         Multiport Memory                          Timekeeping
         Nonvolatile RAM (NVRAM)                   User-Insertable Memory
         Silicon Timed Circuits

PRODUCT DEVELOPMENT

         The Company developed 25 new base products during the 1994 fiscal year including the DS87C520 One Time Programmable High Speed Micro, the DS1689 3 Volt Real Time Clock and the DS2151 Single Chip T1 Transceiver. The Company's research and development expenditures for fiscal year 1994 were approximately $22.7 million, compared to expenditures in 1993 and 1992 of $19.4 million and $16.5 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.

PRODUCT FAMILIES

         A description of each of the Company's 14 product families is as follows:

         AUTOMATIC IDENTIFICATION. The Company has developed a family of Auto ID chips that can be attached to an object, or carried by a person, which identifies the user and holds relevant information. Unlike barcodes, users do not need to refer to a remote database to decipher the code -- the information is available in the device itself. These read/write data carriers can also be updated via computer while affixed to an object. Auto ID chips can facilitate automation by tracking a work piece as it travels along an assembly line; they can also be used to identify people for access to secure areas. Using Dallas Semiconductor's one-wire(TM) technology, a memory chip can be read or written with the touch of a probe. Touch Memory(TM) devices can be packaged in a stainless steel MicroCan(TM) 16mm in diameter.

         INTEGRATED BATTERY BACKUP AND BATTERY CHARGERS. Microprocessor-based systems lose information when affected by a loss of power. When system power is resumed, the task that was being performed at the time of power loss must be restarted. Uninterruptible power supplies have historically been provided as relatively expensive, bulky, external units. A solution to this problem is necessitated in industrial automation applications and in systems which are located in remote sites or are otherwise difficult to reprogram when information is lost. Battery Backup products include a three-part chip set which operates in three steps. First, the Power Monitor warns a microprocessor of an impending power failure before it happens, providing time for critical data to be stored in nonvolatile memory before system power is lost. Second, the Nonvolatile Controller/Decoder converts random access memory (RAM) into nonvolatile memories and safeguards against RAM data loss during power up and down transients, by automatically switching to battery power when system power failure occurs. Third, the SmartBattery supplies uninterruptible power in the absence of system power to maintain data in nonvolatile memory. Battery charger chips optimize charging time and conditions for various types of rechargeable batteries.

         INTELLIGENT SOCKETS. Often, after a system's design is complete, the manufacturer may desire to enhance functionality because of increased competition from newer products. Dallas Semiconductor has incorporated active electronics in connectors which can be plugged into a system and add capabilities without requiring substantive changes in the existing system. For example, many systems manufacturers desire the capability to make RAMs in existing systems nonvolatile. In this instance, they can unplug a memory circuit in a system currently in use, plug the SmartSocket into that space, and plug the memory circuit into the SmartSocket. Another example is a requirement in many existing systems to monitor and record time of day. The SmartWatch plugs into existing systems and keeps time of day to hundredths of a second while also making connected memory circuits nonvolatile.

         MICROCONTROLLERS. A microcontroller typically combines a central processing unit, data memory, program memory, and input-output devices on a single chip in order to control a wide variety of electronic systems. Unlike rigid ROM (read only memory) or EPROM (electrically programmable ROM) based microcontrollers, all of Dallas Semiconductor's secure microcontrollers are designed for change: they contain memory that is high performance, read/write, and nonvolatile for more than 10 years. This memory is initially loaded via a serial port and can be dynamically partitioned to fit program and data storage requirements of a particular task. System performance can be improved based on cumulative knowledge maintained in nonvolatile RAM. As a result of added crashproofing circuitry, processing of a task can resume after a power outage. Variations of Dallas Semiconductor's microcontroller include features such as timekeeping and security functions. Another segment of this product family, High Speed Micros, are 8051-compatible devices that offer higher performance and less consumption of power than the industry standard 8051 devices.

         MULTIPORT MEMORY. The existence of many different data transmission rates and standards has created a problem in transporting data among different systems. A receiving system may be too slow to keep up with data sent from another system. First In, First Out (FIFO) memories are capable of providing the necessary elasticity between different data rates. The Company offers a line of FIFO memories with identical pin outs that allow them to be interchanged. This product family also includes two- and four-part RAMs that couple up to four computers at low cost.

         NONVOLATILE RAM. Static RAMs (SRAMs), which were first introduced over 20 years ago, are used for high speed storage and retrieval of data.
SRAMs have always had the undesirable characteristic of data loss when power is disrupted. Dallas Semiconductor has combined its circuitry and understanding of ultra low power CMOS SRAMs with improvements in long life lithium power sources to develop a family of Nonvolatile RAM products. Nonvolatile RAMs integrate a lithium power source and intelligent control circuitry to retain data even in the absence of system power. The control circuit, by monitoring the level of system voltage available to the memory at all times, switches to the lithium power source when necessary, and also protects the memory contents against inadvertent changes during system power fluctuations. A lithium power source provides backup power for more than 10 years in the absence of system power. Nonvolatile RAMs are packaged to fit into existing sockets and can replace other widely used memory devices. These products perform better in many applications than EEPROM's (erasable electrically programmable ROM), EPROMs, or shadow RAMs because they provide unlimited data write cycles, safeguard against corrupted data and write data in as fast as 70 nanoseconds. Partitionable Nonvolatile SRAMs provide write protection of critical programs and data memory.

         SILICON TIMED CIRCUITS. Electronic systems require exact timing to control the transmission of data between their component parts. Timing requirements vary across systems. Historically, systems designers have not been able to use semiconductors as timing references because of their lack of precision; they consequently achieved the required accuracy by using, in combination, quartz crystals and hybrid passive components, known as delay lines. Dallas Semiconductor's all-silicon delay lines offer single chip reliability, economy and significantly greater precision due to their laser-defined specifications. Direct laser writing provides precise accuracy and, because the products are defined in the final stage of manufacturing, a broad product mix is available without losing the economic benefits of standard integrated circuit production. Customers are provided maximum flexibility, as well as the option of purchasing tailor-made products at the approximate cost of standard, off-the-shelf solutions. These all-silicon products can be designed into new systems, as well as retrofitted into existing systems which otherwise utilize hybrid approaches.

         SIP STIK(TM) PREFABS. SIP Stiks are pretested sub-assemblies that snap into locking connectors for rapid construction of electronic systems. This low profile form factor permits high density yet offers the advantages of modularity. These major building blocks are pretested and ready for final assembly into a planar motherboard fitted with AMP MicroEdge(TM) connectors as required by a particular application. Most components of these SIP Stik sub-assemblies are comprised of products from various other product families.

         SOFTWARE AUTHORIZATION. These products provide security for intellectual property (e.g. software and data). In an information age, an increasing demand exists to provide security for intellectual property and data. Prominent examples are publishers of premium-priced personal computer software who have strong motivation to protect their products from unauthorized use. Devices in this product family can also be used to control access to buildings and equipment. The devices in this family come in various form factors including a token, a 16mm MicroCan(TM) and an ergonomically designed plastic key.

         SYSTEM EXTENSION. These CMOS products add a variety of special features to systems without encumbering design. The MicroMonitor acts as a "watchdog" for system malfunction by checking the three most important indicators of correct microprocessor operation -- power supply, software execution and override push-button. If it detects a problem, the MicroMonitor shuts down the system, then resets it for correct operation. The Eliminator replaces the equivalent of an 8 or 16 station manual DIP switch, thus eliminating burdensome hand setting of mechanical switches. The Line Powered Transceiver connects portable systems to personal computers without consuming battery energy. Digital Resistors change their resistance under control of software.

         TELECOMMUNICATIONS. An emerging and rapidly growing market exists for high capacity voice, data and video transmission. High capacity digital links in North America and Europe are known as T1 and CEPT, respectively. A comprehensive chip set developed by Dallas Semiconductor addresses the requirements of these protocols and includes integrated circuits that double or quadruple the capacity of existing voice communication links through digital signal processing compression techniques. Other products include voice messaging processors, interface, buffer and monitoring chips and devices that provide digital speech recording and play back. Line Interfaces, such as the SCSI (small computer system interface) Terminator, quiet transmission lines between computers and peripherals, such as disk drives, permitting high speed, high integrity data transmissions.

         TELESERVICING. Teleservicing products monitor equipment performance 24 hours a day, diagnose problems with machinery malfunctions and make adjustments and repairs from a desktop computer over an ordinary telephone line. These products include microcontroller systems with integral modems and timekeeping functions, various modems and controllers and data access arrangement (DAA) chips.

         TIMEKEEPING. Systems benefit by knowing the time-of-day, but the use of this feature has previously been limited by its expense and high component count. By employing a self-contained lithium energy source in conjunction with a silicon chip and quartz, the Company has created a family of clock/calendar products within a single component, powered for more than 10 years. Real Time Clocks with RAMification add memory used to store information essential to the operation of the computer, such as configuration data, personalization information or identification numbers. This information is maintained for over 10 years in the absence of external power. The DS1587 Real Time Clock, introduced in 1992, includes a "wake-up" feature whereby a personal computer can turn itself on at a pre-set time, perform a task and turn itself off.
Other products include elapsed time counters, a miniaturized timekeeping system sealed in a 16mm MicroCan and products that add features such as nonvolatile RAM and watchdog circuitry to the timekeeping function.

         USER-INSERTABLE MEMORY. Manufacturers of equipment often wish to facilitate user configuration of their standard products. In many instances, user insertable solid state memories offer distinct advantages over alternative media, such as magnetic tape or disk. Such memories, however, demand specialized packaging capable of withstanding harsher environmental conditions than those normally encountered by semiconductor memory circuits. Dallas Semiconductor has developed a family of Nonvolatile SRAMs specifically to address this application sector. These products range in density from 256 bits to 4 million bits, the largest of which replaces rotating memory subsystems in certain personal computer systems. The CyberCard portable data carriers can be inserted and withdrawn 50,000 times. A miniaturized version, called the CyberKey, is small and lightweight so as to be suitable to be easily carried in a pocket. Secured versions of these various data carrier products protect against unauthorized use.

MANUFACTURING

         In March 1987, the Company began production at its advanced wafer fabrication facility, in which it is currently producing high performance CMOS integrated circuits with sub-micron geometries. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. Additional equipment has been installed from time to time in this fabrication facility, and physical expansion was undertaken in late 1988 and early 1989. The Company completed the construction of an additional fabrication module in 1994. Initial alignment of wafers in this expanded fabrication facility began in June 1994 and wafer production in support of the Company's production plans began in the fourth quarter of 1994. This fabrication facility expansion project, which began in 1993, has initially increased the Company's wafer fabrication capacity by approximately twenty percent. When fully equipped, this facility is expected to permit a doubling of the Company's previous production capacity. Dallas Semiconductor makes only limited use of foundries, where appropriate, in order to maintain a second manufacturing source, to reduce fixed costs and capital requirements and to enable it to devote its own facility to the fabrication of wafers requiring more advanced process technologies and finer circuit geometries. During fiscal 1994, virtually all of the wafers used by the Company were processed at its own facility.

         After silicon wafers have been fabricated they are cut into individual chips. These chips are then assembled with other components and incorporated into specialized packaging. The Company assembles some of its products at its facilities in Dallas, Texas. The Company also makes use of overseas assembly contractors in certain instances. Testing of substantially all of the Company's products is performed by the Company with automated test processes organized as part of its assembly facilities.

PRODUCT COMPONENTS

         During fiscal 1994, the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products. The Company anticipates that, at least for the short term, an adequate supply of these memory circuits will be available; however, given the historically unpredictable and undependable supply of these components, shortages may recur causing future sales of some Company products to be delayed or lost. If such shortages occur, future sales and earnings from products using these circuits, primarily Nonvolatile RAMs, could be adversely affected. Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company continues to seek alternative sources for these components, including internal production of static memory circuits for use in its own products, primarily the Nonvolatile RAMs.

SALES

         Sales are made to distributors and to OEMs. During fiscal year 1994, no OEM customer accounted for more than 5% of the Company's net sales, and the Company's top 25 OEM customers accounted for approximately 28% of net sales. The Company sells its products directly to OEMs through its own sales force, sales representative firms, and domestic and foreign distributors. During fiscal year 1994, sales to domestic distributors represented approximately 34% of the Company's net sales, with the Company's largest domestic distributor, Avnet, accounting for a total of approximately 10% of net sales.

         The Company sells its products in a number of foreign countries, including a number of countries in Europe and the Far East. Export sales accounted for 38% of net sales in fiscal 1994 which were essentially evenly divided between European countries and the Far East. The Company's export sales are billed in United States dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

         The Company recognizes revenues from sales to distributors at the time of shipment to the distributor. As is common in the semiconductor industry, the Company grants price protection to distributors. Under this policy, distributors are granted credits for the difference between the price they were originally charged for products in inventory at the time of a price reduction and the reduced price which the Company subsequently charges distributors.
From time to time, distributors are also granted credits on an individual basis for Company-approved price reductions to specific customers made to meet competition. The Company also grants distributors limited rights to return products. The Company maintains reserves against which these credits and returns are charged.

BACKLOG

         The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future revenues. Backlog orders are generally subject to cancellation without penalty at the option of the purchaser and to changes in delivery schedules and do not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of January 1, 1995, the Company's backlog was approximately $33.7 million, as compared to approximately $28.8 million at January 2, 1994. The Company includes in its backlog all released purchase orders shippable within the next twelve months.

THE SEMICONDUCTOR INDUSTRY AND COMPETITION

         The semiconductor industry is characterized by rapid technological change, intense competition from domestic and foreign competitors, cyclical market patterns, price erosion, occasional shortages of materials, variations in manufacturing yields and efficiencies and significant expenditures for capital equipment and product development. The industry has from time to time experienced severely depressed business conditions as well as short term softness and imbalances. While the Company's strategy is designed to reduce its exposure to these factors, fluctuations in operating results could occur due to one or more of these factors. The available supply of certain memory circuits used in a number of the Company's products has historically been unpredictable and undependable. Shortages in the supply of these circuits could limit the Company's future sales and earnings growth, and significant price fluctuations in the purchase price for these circuits could impact the Company's gross margins. See "Item 1. Business - Product Components."

         The Company faces competition from major domestic and international integrated circuit manufacturers, many of which have substantially greater manufacturing, financial, distributing and marketing resources than the Company, as well as from emerging companies attempting to obtain a share of the existing market. The Company competes principally on the basis of the quality, technical innovation, functionality and timeliness of introduction of its products, the adaptability of such products to specific applications, and price. The Company believes that the early recognition of market opportunities and its willingness to invest substantial time and capital in product development, coupled with product complexity and diversity, constitute an important competitive advantage. The Company's ability to compete successfully in the rapidly evolving semiconductor industry depends on numerous factors, some of which are within the Company's control and others of which are predominately outside of the Company's control. These factors include general economic conditions, changes in conditions affecting OEMs, competition (including alternative technologies), the Company's success in developing new products and process technologies, market acceptance of new product introductions, the ability of the Company to continue diversifying its product line, manufacturing performance, availability and price fluctuations of components and other raw materials, and other factors. Any of these factors could negatively impact the Company's future revenues and operating results.

PATENTS AND INTELLECTUAL PROPERTIES

         Dallas Semiconductor has to date acquired or been granted 148 U.S. patents and 2 foreign patents. The Company has a number of patent applications pending, although no assurance can be given that patents will ever issue from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain of its products, and has sought copyright protection for its software and product literature. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

         The Company has been notified that it may be infringing certain patents held by others. These notices are in various stages of evaluation. In the event infringement is claimed and the Company believes that a license is necessary or desirable, a license may be sought. The Company believes that if sought, a license could be obtained on commercially reasonable terms, although no assurance can be given in this regard. See Item 3. Legal Proceedings.

ENVIRONMENTAL REGULATION

         The Company is subject to a variety of local, state and federal governmental regulations in connection with emissions, the discharge of certain chemicals during its manufacturing process and the handling and disposal of various substances used in manufacturing. Failure to comply with present or future regulations could result in the suspension or cessation of the Company's operations. In addition, such regulations could in the future restrict the Company's ability to expand at its present location or could require the Company to acquire significant equipment or incur other substantial expenses.

EMPLOYEES

         At January 1, 1995, the Company had 821 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During 1994, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At January 1, 1995, the Company was utilizing the services of 466 such temporary agency employees.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Dallas, Texas. As of January 1, 1995, the Company owned approximately 22.9 acres of land that included approximately 342,500 square feet of building space. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. On March 10, 1995, the Company purchased an additional 3.5 acres that include an additional 49,550 square feet of office space. A portion of this newly acquired office space is currently subject to certain existing leases. The Company currently leases a total of 35,000 square feet of nearby building space for additional warehousing. All indebtedness previously secured by the Company's land and buildings has been repaid.

         The Company currently leases small office facilities for its sales staff in Irvine, California, Sunnyvale, California, Chelmsford, Massachusetts, Marlton, New Jersey, Duluth, Georgia, Hoffman Estates, Illinois, Vancouver, Washington, and Dallas, Texas, under short term leases. The Company's subsidiary, Dallas Semiconductor Corporation Limited, leases an office facility in Birmingham, England. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.


ITEM 3.  LEGAL PROCEEDINGS

         In August 1994, the Company filed suit against Crystal Semiconductor Corporation ("Crystal") in the United States District Court for the Western District of Texas, Austin Division, alleging infringement of certain of the Company's patents. The Company seeks monetary damages for such infringement and injunctive relief, as well as its costs and fees involved in the litigation. In October 1994, Crystal filed an Answer and Counterclaims pursuant to which it raised various defenses to the Company's claims and alleged that certain of the Company's products infringe various Crystal patents. Crystal seeks actual and treble damages for such alleged infringement in an unspecified amount, as well as its costs and fees. Additionally, Crystal seeks a declaration that the Company's patent at issue is invalid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information as of March 1, 1995, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.

                                                         Current Title
      Name                              Age              And Position
      ----                              ---              ------------
      C. V. Prothro                     52               Chairman of the Board
                                                         of Directors, President
                                                         and Chief Executive
                                                         Officer

      Chao C. Mai                       59               Senior Vice President

      Michael L. Bolan                  48               Vice President -
                                                         Marketing and Product
                                                         Development

      F. A. Scherpenberg                48               Vice President -
                                                         Computer Products

      Alan P. Hale                      34               Vice President-Finance

      Douglas L. Powell                 70               Vice President - Sales &
                                                         Strategic Marketing


         Mr. Prothro has been Chairman of the Board since February 1984 and served as acting President of the Company from February 1984 to November 1985. Mr. Prothro was named Chief Executive Officer of the Company in January 1989 and President of the Company in October 1989. Since August 1983, Mr. Prothro has been a general partner of Southwest Enterprise Associates, L.P., a venture capital fund. Previously, he served as Chief Executive Officer of Mostek Corporation, a semiconductor manufacturer, during 1981-82, and as its President and Chief Operating Officer from 1977 to 1981.

         Dr. Mai joined the Company as Vice President - Engineering in February 1984. He served in such capacity until he became Vice President - Manufacturing in November 1985 and as Vice President - Wafer Fabrication and Technology Development from June 1988 until January 1993. Dr. Mai was named Senior Vice President in January 1993. Previously he was employed in various capacities by Mostek Corporation for over thirteen years including the position of Vice President of Process Research and Development beginning in 1980.

         Mr. Bolan joined the Company as Director of Marketing in June 1984.
He served in that capacity until his election as Vice President - Marketing and Product Development in November 1985. He was employed as an analyst for Southwest Enterprise Associates, L.P. from November 1983 to June 1984. Prior thereto he was employed by Mostek Corporation from November 1978 to October 1983 in various capacities in technical planning, product planning and marketing.

         Mr. Scherpenberg was a Product Manager for the Company from May 1984 to March 1989 and Director of Sales from March 1989 to July 1989. He served as Vice President - Sales from July 1989 to July 1990, and became Vice President - Computer Products in July 1990. Prior to his employment with the Company, Mr. Scherpenberg was employed by Mostek Corporation for approximately five years in various capacities, including Field Applications Engineer and Strategic Marketing and Applications Engineer.

         Mr. Hale joined the Company in 1987 and has been Vice President of Finance since 1992. Mr. Hale's prior positions with the Company include Controller, Treasurer and Accounting Manager. Previously, he spent five years as an auditor with the Dallas office of Ernst & Young LLP, where his primary client base included Texas Instruments and other electronics manufacturers. He is a CPA in the State of Texas and has received an MBA degree from Southern Methodist University.

         Mr. Powell became an employee of the Company in January 1995 after working as a strategic marketing consultant to the Company for over two years and it is anticipated that he will be elected as Vice President - Sales & Strategic Marketing in April 1995. A thirty-five year veteran in the computer and semiconductor industries, Mr. Powell previously held positions at General Electric including computer design and field engineer and worldwide sales manager for large mainframe computers. After eighteen years at General Electric, Mr. Powell joined Motorola's semiconductor sector as manager of worldwide strategic marketing, where he led the design and development of microprocessor and communications peripheral semiconductors. Subsequently, he accepted assignments as Worldwide Vice President of Computer Industry Sales and Marketing and Vice President of R&D Strategic Planning.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol DS. At January 1, 1995, there were approximately 749 holders of record of the Company's common stock. Set forth below are the high and low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 1993 and 1994 fiscal years:

                                           1993                                          1994
                           1st        2nd        3rd         4th        1st         2nd        3rd         4th
                         -------     -------    -------     -------    -------    -------     -------     -------
 Stock Prices:
 High                    $ 15.63     $ 15.50    $ 18.88     $ 18.75    $ 20.00    $ 19.88     $ 18.63     $ 16.63
 Low                       13.25       12.00      14.63       13.25      15.13      16.75       14.88       13.50
 End                       14.63       14.88      18.88       15.50      16.88      18.13       15.50       16.63



In January 1995, the Company's Board of Directors authorized the initiation of a quarterly dividend program. On February 1, 1995 the Company declared a $0.025 dividend on each outstanding share of its common stock, payable on March 1, 1995 to stockholders of record on February 15, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (Dollars in thousands, except per share amounts)

                                                                       Fiscal Years
                                            -------------------------------------------------------------------
                                              1994           1993          1992           1991           1990
                                            --------       --------      --------       --------       --------
 OPERATING SUMMARY:
 Net sales                                  $181,432       $156,869      $120,155       $103,764       $100,018
 Costs and expenses:
    Cost of sales                             90,289         78,051        59,567         51,800         50,877
    Research and development                  22,651         19,402        16,547         15,096         14,913
    Selling, general and
      administrative                          26,584         22,588        17,712         16,380         16,142
                                            --------      ---------      --------      ---------      ---------
 Operating income                             41,908         36,828        26,329         20,488         18,086
 Interest income, net                          3,165          2,825         2,658          2,533          2,279
                                            --------      ---------      --------      ---------      ---------

 Income before income taxes                   45,073         39,653        28,987         23,021         20,365
 Provision for income taxes                   15,325         14,062        10,435          8,281          6,526
                                            --------      ---------      --------      ---------      ---------
 Net income                                 $ 29,748      $  25,591      $ 18,552      $  14,740      $  13,839
                                            ========      =========      ========      =========      =========


 Net income per share                       $   1.09      $    0.95      $   0.71      $    0.58      $    0.56
 Weighted average common and
    common equivalent shares
    outstanding                               27,288         26,949        26,082         25,633         24,924

 FINANCIAL POSITION AT YEAR END:
 Cash and cash investments                  $ 64,520      $  76,273      $ 65,799      $  53,031      $  45,908
 Additions to property, plant and
    equipment                                 44,743         21,091        15,779         13,059         13,897
 Depreciation and amortization                15,292         13,922        13,136         12,878         10,949
 Total assets                                221,227        186,544       156,247        129,170        120,137
 Total liabilities                            26,474         21,006        20,572         15,819         22,893
 Stockholders' equity                        194,753        165,538       135,675        113,351         97,244
 Book value per weighted average
    share                                       7.14           6.14          5.20           4.42           3.90

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1994 Results of Operations Compared with 1993

Net sales in 1994 were $181.4 million, up 16% compared with $156.9 million in 1993. Net sales increases resulting from higher unit sales of new and existing products occurred in several product families, including Timekeeping, Telecommunications, Automatic Identification, System Extension,
Microcontrollers, and Silicon Timed Circuits.

Export sales accounted for 38% and 34% of total net sales in 1994 and 1993, respectively. Export sales were almost evenly divided between Europe and the Far East.

Cost of sales was $90.3 and $78.1 million in 1994 and 1993, respectively. Gross margins remained constant at 50.2% for both 1994 and 1993.

Research and development ("R&D") expenses increased to $22.7 million from $19.4 million or 12.5% and 12.4% of net sales in 1994 and 1993, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits from increased headcount. Increased R&D spending reflects the Company s commitment to new product development as a means to increase future revenues and to further diversify the Company s product offerings. The Company introduced 25 new base products in 1994 compared with 21 new base product introductions in 1993. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 215 at fiscal year end 1994.

Selling, general and administrative ("SG&A") expenses were $26.6 million and $22.6 million in 1994 and 1993, respectively. The increase consists primarily of increased salaries and benefits, and sales commissions to support higher sales volume.

Operating income in 1994 was $41.9 million, up 13.8% from $36.8 million in 1993. Operating income as a percentage of net sales (operating margin) decreased to 23.1% in 1994 from 23.5% in 1993. The decrease resulted from higher operating expenses as a percentage of net sales in 1994.

Net interest income was $3.2 and $2.8 million in 1994 and 1993, respectively. Net interest income increased due to higher interest rates on lower average cash balances and decreased interest expense resulting from the expiration of all capital lease obligations. Changes in interest rates will continue to affect net interest income as will any substantial change in the Company s cash, cash equivalents and cash investments or any substantial change in borrowings.

Provision for income taxes was $15.3 million in 1994 and $14.1 million in 1993. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $0.2 and $1.8 million respectively for 1994 and 1993. The Company s effective tax rate decreased to 34% in 1994 from 35.5% in 1993 as a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods, partially offset by the enactment of the 1993 Omnibus Budget Reconciliation Act. Management has evaluated the deferred tax assets as described in Note 5 to the Consolidated Financial Statements and has determined that it is more likely than not that certain reserve amounts are not expected to be realized as future tax benefits. Accordingly, a valuation allowance has been recorded and is evaluated by management quarterly.

A number of uncertainties exist that may influence the Company s future operating results, including general economic conditions, changes in conditions affecting original equipment manufacturers, competition (including alternative technologies), the Company s success in developing new products and process technologies, market acceptance of the Company s new products, the ability of the Company to continue diversifying its product line, manufacturing performance, availability and price fluctuations of raw materials, and other factors.

1993 Results of Operations Compared with 1992

Net sales in 1993 were $156.9 million, up 31% compared with $120.2 million in 1992. Net sales increases resulting from higher unit sales of new and existing products occurred in several product families, including Timekeeping, Telecommunications, System Extension, Nonvolatile RAM, Microcontrollers, and Automatic Identification.

Export sales accounted for 34% and 31% of total net sales in 1993 and 1992, respectively. Export sales were almost evenly divided between Europe and the Far East.

Cost of sales was $78.1 and $59.6 million in 1993 and 1992, respectively. Gross margins remained relatively constant in 1993, decreasing to 50.2% from 50.4% for the fiscal years ended 1993 and 1992, respectively. R&D expenses increased to $19.4 million from $16.5 million or 12.4% and 13.8% of net sales in 1993 and 1992, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. The Company introduced 21 new base products in 1993 compared with 15 new base product introductions in 1992. The cumulative number of base products introduced by the Company totaled 190 at fiscal year end 1993.

SG&A expenses were $22.6 million and $17.7 million in 1993 and 1992, respectively. The increase consists primarily of increased sales commissions, salaries and benefits to support higher sales volume.

Operating income in 1993 was $36.8 million, up 40% from $26.3 million in 1992. Operating income as a percentage of net sales (operating margin) increased to 23.5% in 1993 from 21.9% in 1992. The increase resulted from lower operating expenses as a percentage of net sales in 1993.

Net interest income was $2.8 and $2.7 million in 1993 and 1992, respectively. Despite higher levels of invested cash, interest income remained relatively flat due to lower interest rates. Decreased interest expense resulted from lower long-term capital lease obligations.

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 109, "Accounting for Income Taxes," effective for fiscal years beginning after December 15, 1992. The Company adopted Statement No. 109 in the first quarter of 1993. The cumulative effect of the accounting change was not material.

Provision for income taxes was $14.1 million in 1993 and $10.4 million in 1992. The provision for income taxes consisted of estimated federal an state income taxes at statutory rates and a deferred tax benefit of $1.8 million and $0.6 million for 1993 and 1992, respectively. The Company s effective tax rate decreased from 36.0% in 1992 to 35.5% in 1993 as a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods, partially offset by the enactment of the 1993 Omnibus Budget Reconciliation Act.

Financial Condition

Cash, cash equivalents and cash investments totaled $64.5 million at January 1, 1995, compared with $76.3 million at January 2, 1994. The decrease in cash, cash equivalents and cash investments was primarily the result of investments in property, plant and equipment ($44.7 million), and the purchase of treasury stock

($2.3 million), offset by net cash provided from operations ($35.3 million). The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

The current ratio at fiscal year end 1994 decreased to 3.5, compared with 4.3 at fiscal year end 1993, primarily due to increased accounts payable resulting from capital expenditures and inventory purchases. The Company expects to fund its 1995 capital expenditures primarily with cash flows from operations, supplemented where appropriate with existing cash and cash investments or external financing.

At January 1, 1995 the Company owned approximately 342,500 square feet of building space and 22.9 acres of land in Dallas, including a January 1994 purchase of four buildings adjacent to its facilities in Dallas for $2.4 million. In addition, the Company leases 35,000 square feet of nearby building space. Gross additions to property, plant and equipment in 1994 totaled $44.7 million, compared with $21.1 million in 1993. Capital additions in 1994 included $21.6 million in capital expenditures related to the wafer fabrication ("fab") expansion project and the $2.4 million land and building purchase discussed above. The fab expansion project began its initial alignment of wafers on June 6, 1994 and effectively began producing wafers in support of the Company s production plans after the end of the third quarter. The total cost of the fab expansion project was $26.1 million (including $21.6 million and $4.5 million incurred in 1994 and 1993, respectively), and will initially increase wafer fabrication capacity by approximately 20 percent.

Capital expenditures in 1995 will approximate $40 million and be used primarily for fab, manufacturing and test equipment, and computer hardware and software.

In August 1994, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of January 1, 1995, 153,900 shares totaling $2,282,000 have been purchased pursuant to this stock repurchase plan.

In January 1995, the Board of Directors authorized the initiation of a quarterly dividend program. On February 1, 1995 a $0.025 dividend was declared on each outstanding share of common stock, payable on March 1, 1995 to stockholders of record on February 15, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                                                                Fiscal years ended
                                                                   --------------------------------------------
                                                                   January 1,          January 2,     January 3,
                                                                      1995               1994           1993
                                                                   ---------          ----------     ----------
 Net sales                                                          $181,432           $156,869       $120,155
 Operating costs and expenses
    Cost of sales                                                     90,289             78,051         59,567
    Research and development                                          22,651             19,402         16,547
    Selling, general and administrative                               26,584             22,588         17,712
                                                                    --------           --------       --------


 Operating income                                                     41,908             36,828         26,329
 Interest income (net)                                                 3,165              2,825          2,658
                                                                    --------           --------       --------
 Income before income taxes                                           45,073             39,653         28,987
 Provision for income taxes                                           15,325             14,062         10,435
                                                                    --------           --------       --------

 Net income                                                         $ 29,748           $ 25,591       $ 18,552
                                                                    ========           ========       ========

 Net income per common share                                        $   1.09           $   0.95       $   0.71
                                                                    ========           ========       ========
 Weighted average common and common equivalent shares
    outstanding                                                       27,288             26,949         26,082
                                                                    ========           ========       ========

 See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                                                              January 1,      January 2,
                                                                                 1995           1994
                                                                              ----------      ----------
 Assets
 ------
 Current assets:
    Cash and cash equivalents                                                  $  7,105        $ 12,012
    Short-term cash investments                                                  10,425          20,303
    Accounts receivable, less allowance for doubtful accounts of $323
       and $310 at fiscal year end 1994 and 1993, respectively                   28,330          23,351
    Inventories                                                                  40,453          30,605
    Deferred tax assets                                                           2,561           2,366
    Other current assets                                                          3,730           2,551
                                                                               --------        --------
       Total current assets                                                      92,604          91,188
 Property, plant and equipment, at cost:                                        164,233         119,490
    Less accumulated depreciation and amortization                              (85,391)        (70,099)
                                                                               ---------       --------
    Property, plant and equipment, net                                           78,842          49,391
 Cash investments (municipal bonds, U.S. government agency
    obligations, and corporate notes                                             46,990          43,958
 Other assets                                                                     2,791           2,007
                                                                               --------        --------
                                                                               $221,227        $186,544
                                                                               ========        ========


 Liabilities and Stockholders' Equity
 ------------------------------------
 Current liabilities:
    Accounts payable                                                           $ 14,827        $  9,508
    Accrued salaries and benefits                                                 5,328           5,058
    Accrued taxes other than income                                               2,486           1,862
    Other accrued liabilities                                                     2,712           1,817
    Current maturities of capital lease obligations                                 -               194
    Income taxes payable                                                          1,121           2,567
                                                                               --------        --------
          Total current liabilities                                              26,474          21,006

 Stockholders' equity:
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $0.02 par value; 40,000,000 shares authorized;
       issued:
       25,575,586 shares at January 1, 1995, and
       25,358,679 shares at January 2, 1994                                         511             507
 Additional paid-in capital                                                      80,562          78,817
 Retained earnings                                                              115,962          86,214

 Treasury stock, 153,900 shares at cost                                          (2,282)            -
                                                                               --------        --------
    Total stockholders' equity                                                  194,753         165,538
                                                                               --------        --------
                                                                               $221,227        $186,544
                                                                               ========        ========
    Total cash, cash equivalents and cash investments                          $ 64,520        $ 76,273


 See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                                                               Fiscal years ended
                                                                 ---------------------------------------------
                                                                 January 1,        January 2,        January 3,
                                                                    1995             1994               1993
                                                                 ----------        -----------       ----------
 Cash Flows from Operating Activities:

 Net income                                                       $ 29,748        $ 25,591           $18,552
 Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                   15,292          13,922            13,136
    Deferred tax benefit                                              (195)         (1,786)             (580)
    Increase in accounts receivable                                 (4,979)         (5,541)           (6,975)
    Increase in inventories                                         (9,848)         (4,780)           (4,501)
    (Increase) decrease in other current assets                     (1,179)           (511)              378
    Increase (decrease) in accounts payable                          5,319            (895)            6,569
    Increase (decrease) in accrued salaries and benefits               270            (173)            3,010
    Increase in accrued taxes other than income                        624             277               139
    Increase (decrease) in other accrued liabilities                   895           1,193              (578)
    (Decrease) increase in income taxes payable                       (658)          2,938             1,725
                                                                  --------        --------          --------
 Net cash provided by operating activities                          35,289          30,235            30,875
                                                                  --------        --------          --------
 Cash Flows from Investing Activities:
 Purchases of cash investments                                     (32,100)        (26,646)          (46,987)
 Proceeds from sales and maturities of cash investments             38,946          18,914            28,793
 Additions to property, plant and equipment                        (44,743)        (21,091)          (15,779)
 (Increase) decrease in other assets                                  (784)            (36)               12
                                                                  --------        --------          --------
 Net cash used by investing activities                             (38,681)        (28,859)          (33,961)
                                                                  --------        --------          --------
 Cash Flows from Financing Activities:
 Repayments of capitalized lease obligations and long-term
    debt                                                              (194)         (1,095)           (4,687)
 Proceeds from issuance of common stock upon exercise of
    stock options and warrants                                         961           2,461             2,347
 Purchase of treasury stock                                         (2,282)              -              -
                                                                  --------        --------          --------
 Net cash (used) provided by financing activities                   (1,515)          1,366            (2,340)
                                                                  --------        --------          --------
 Net (decrease) increase in cash and cash equivalents               (4,907)          2,742            (5,426)
 Cash and cash equivalents at beginning of year                     12,012           9,270            14,696
                                                                  --------        --------          --------
 Cash and cash equivalents at end of year                         $  7,105        $ 12,012          $  9,270
                                                                  ========        ========          ========
 Cash payments for:
    Interest                                                      $     89        $    140          $    290
    Income taxes                                                  $ 15,846        $ 12,911          $  9,289
 Financing activities not affecting cash:
    Reduction of income tax payable and increase in paid-in
    capital resulting from the tax benefit of employee stock
    option exercises                                              $    788        $  1,811          $  1,425


 See accompanying notes.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY

                      Three years ended January 1, 1995
                                 (Thousands)

                                               Common Stock
                                               ------------      Additional                Treasury
                                                                  Paid-In      Retained      Stock
                                            Shares      Amount    Capital      Earnings     at Cost      Total
                                             ------     ----      -------       --------    --------    --------
                                                                              <
 Balance at December 29, 1991                24,171     $484      $70,796       $ 42,071      $ -       $ 113,351
 Issuance of common stock to employees
    for cash                                    632       12        2,335            -          -           2,347
 Tax benefit from stock option exercises        -        -          1,425            -          -           1,425
 Net income                                     -        -            -           18,552        -          18,552
                                             ------     ----      -------       --------    --------    ---------
 Balance at January 3, 1993                  24,803      496       74,556         60,623        -         135,675

 Issuance of common stock to employees                                               -
    for cash                                    556       11        2,450            -          -           2,461
 Tax benefit from stock option exercises        -        -          1,811                       -           1,811
 Net income                                     -        -            -           25,591        -          25,591
                                             ------     ----      -------       --------    --------    ---------
 Balance at January 2, 1994                  25,359      507       78,817         86,214        -         165,538

 Issuance of common stock to employees                                               -
    for cash                                    217        4          957            -          -             961
 Treasury stock                                (154)     -            -              -       (2,282)      (2,282)
 Tax benefit from stock option exercises        -        -            788                       -            788
 Net income                                     -        -            -           29,748        -         29,748
                                             ------     ----      -------       --------    -------     --------
 Balance at January 1, 1995                  25,422     $511      $80,562       $115,962    $(2,282)    $194,753
                                             ======     ====      =======       ========    =======     ========




 See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The Company

Dallas Semiconductor Corporation (the "Company") was incorporated in Delaware in February 1984. The Company develops, manufactures and markets high-performance complementary metal oxide silicon (CMOS) integrated circuits and semiconductor-based systems that provide innovative and cost-effective solutions to electronic design problems in a wide range of existing and emerging markets.

Export sales, principally to customers in Europe and the Far East, represented approximately 38%, 34%, and 31% of net sales in 1994, 1993, and 1992 respectively. Sales to domestic distributors comprised approximately 34%, 35%, and 35% of net sales in 1994 , 1993, and 1992 respectively. In 1994, 1993 and 1992 one distributor accounted for $18,641,000 or 10%, $20,577,000 or 13%, and
$15,174,000 or 13% of net sales, respectively. No other customer accounted for 10% or more of net sales in the years presented.

2.       Significant Accounting Policies

Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 1994, a 52-week year, ended January 1, 1995. Fiscal years 1993 and 1992 ended January 2, 1994 and January 3, 1993, respectively.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash equivalents and short-term cash investments and long-term cash investments. Cash equivalents and short-term cash investments and long-term cash investments consist of municipal bonds and money market funds, U.S. government agency obligations, and corporate notes. Cash equivalents have maturities of three months or less when purchased. Short-term cash investments have maturities of more than three months but not more than one year. Long-term cash investments have maturities of more than one year.

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 3, 1994. There was no cumulative effect of adoption of Statement 115. Short-term cash investments and long-term cash investments are both classified as held to maturity and are recorded at amortized cost which approximates market. Investment maturities range from one to sixty months.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

Start-up costs. In 1994, a $26.1 million wafer fabrication ("fab") expansion was completed. Fab start-up costs were expensed as incurred. Depreciation of the fab expansion began on October 3, 1994 when the fab was ready for its intended purpose.

Depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the shorter of the estimated useful lives of the related assets or the term of the lease, generally three to 40 years for building and improvements and two to five years for machinery and equipment.

Revenue recognition. Sales are recognized upon shipment to distributors and to original equipment manufacturer ("OEM") customers. Sales to domestic distributors are made under distributor agreements which provide the distributor certain price reduction and return and allowance rights. Such sales are reduced for estimated future price reductions and returns.

Research and development. Research and development costs are charged to operations when incurred.

Net income per common share. Net income per common share is computed based upon net income and the weighted average number of shares of common stock and dilutive common equivalent shares outstanding. Common equivalent shares assume the exercise of all dilutive stock options. The difference between primary and fully diluted net income per common and common equivalent share was not material in any year.

Income taxes. Taxes are reported under Accounting Statement No. 109 and, accordingly, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

Concentration of credit risk. The Company markets its products for sale to OEMs and distributors primarily in the United States, Europe, and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses and historical losses have been within management's expectations.

The Company places its cash investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in any type of instrument.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       Balance Sheet Detail

 (Thousands)                                                                            Fiscal years ended
                                                                                  ----------------------------
                                                                                  January 1,         January 2,
                                                                                    1995               1994
                                                                                 ---------          ---------
 Inventories:
    Raw materials                                                                $   5,596          $   3,910
    Work-in-process                                                                 23,727             17,937
    Finished goods                                                                  11,130              8,758
                                                                                 ---------          ---------
                                                                                 $  40,453          $  30,605
                                                                                 =========          =========
 Property, plant and equipment:
    Land and land improvements                                                   $   5,400          $   4,219
    Building and improvements                                                       28,617             19,480
    Machinery and equipment                                                        130,216             95,791
                                                                                 ---------          ---------
                                                                                 $ 164,233          $ 119,490
                                                                                 =========          =========

 Accrued salaries and benefits:
    Salaries, benefits and other                                                 $   2,860          $   3,060
    Sales commissions                                                                2,468              1,998
                                                                                 ---------          ---------
                                                                                 $   5,328          $   5,058
                                                                                 =========          =========

 Accrued taxes other than income:
    Ad valorem taxes                                                             $   1,812          $   1,592
    Other                                                                              674                270
                                                                                 ---------          ---------
                                                                                 $   2,486          $   1,862
                                                                                 =========          =========

4.       Stockholders' Equity

Stock options. In August 1984, the Company adopted the 1984 Stock Option Plan (the "1984 Plan") under which, as amended, an aggregate of 2,220,919 shares of common stock has been reserved for issuance. In 1994, 16,110 shares reserved for the 1984 Plan expired unissued. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 4,860,000 shares of common stock has been reserved for issuance. All options have been granted at no less than 100% of the fair market value of the stock at the date of grant. The options generally are nontransferable and expire no later than ten years (for the 1984 Plan) and eleven years (for the 1987 Plan) from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the 1984 Plan and the 1987 Plan vest based upon years of service, generally four years. Upon termination of a participant s employment, the Company reserves the right to repurchase the nonvested portion of the stock held by the employee, at the original option price.

On April 26, 1994 , the 1993 Officer and Director Stock Option Plan ("1993 Plan") was approved by the stockholders. The 1993 Plan initially reserved an aggregate of 2,300,000 shares for issuance and provides for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1993 Plan provision, 253,586 additional shares were reserved for issuance on January 1, 1994 and 254,216 additional shares were reserved on January 1, 1995. These shares are reflected in the outstanding options table below in the year authorized. As of January 1, 1995, 2,269,000 options were outstanding at fair market values ranging from $14.75 to $16.50.

Total shares reserved for future issuance upon exercise of options are 6,872,892. Additional information with respect to stock options under the 1984, 1987, and 1993 Plans is as follows:

                                                                                        Outstanding Options
                                                                              -----------------------------------
                                                                 Options
                                                                Available          Number            Aggregate
                                                                for Grant        of Shares             Price
                                                                ---------        ---------          ----------
 December 29, 1991                                                 566,347       3,862,645          $16,347,782
    Options authorized                                             500,000             -                    -
    Options granted                                               (669,600)        669,600            5,712,453
    Options exercised                                                 -           (635,394)          (2,391,818)
    Options cancelled                                               70,920         (70,920)            (422,043)
                                                                ----------       ---------          -----------
 January 3, 1993                                                   467,677       3,825,931           19,246,374
    Options authorized                                           3,053,586              -                  -
    Options granted                                             (2,877,880)      2,877,880           42,678,829
    Options exercised                                                 -           (495,501)          (2,139,375)
    Options cancelled                                               23,128         (23,128)            (203,972)
                                                                ----------       ---------          -----------
 January 2, 1994                                                   666,511       6,185,182           59,581,856
    Options authorized                                             254,216              -                  -
    Options granted                                               (286,810)        286,810            4,520,271
    Options exercised                                                 -           (216,907)            (960,528)
    Options cancelled                                               28,407         (28,407)            (386,663)
    Options expired                                                (16,110)            -                    -
                                                                ----------       ---------          -----------
 January 1, 1995                                                   646,214       6,226,678          $62,754,936
                                                                ==========       =========          ===========

In August 1994, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of January 1, 1995, 153,900 shares totaling

$2,282,000 have been purchased pursuant to this stock repurchase program and recorded using the cost method.

5.       Income Taxes

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands):

                                                                         Fiscal Years Ended
                                                     ----------------------------------------------------
                                                     January 1,           January 2,            January 3,
                                                        1995                 1994                 1993
                                                     ---------            ---------             ---------
 Provision at statutory rate                          $15,777               $13,878               $ 9,856
 State and environmental taxes, net of federal
    benefit                                               675                   570                   416
 Tax exempt foreign sales corporation income             (958)                 (666)                 (310)
 Other                                                   (169)                  280                   473
                                                      -------               -------               -------
 Provision for income taxes                           $15,325               $14,062               $10,435
                                                      =======               =======               =======

The components of the provision for income taxes are as follows (in thousands):

                                                                         Fiscal Years Ended
                                                     ----------------------------------------------------
                                                     January 1,           January 2,            January 3,
                                                        1995                 1994                  1993
                                                     ---------            ---------             ---------
 Current provision                                    $15,520               $15,848               $11,015
 Deferred benefit                                        (195)               (1,786)                 (580)
                                                      -------               -------               -------
 Provision for income taxes                           $15,325               $14,062               $10,435
                                                      =======               =======               =======

Current state amounts included in the provision for income taxes include $1,266,000, $950,000 and $590,000 for the years ended 1994, 1993, and 1992, respectively.

The components of the net deferred tax assets are as follows (in thousands):

                                                              Fiscal Years Ended
                                                       ----------------------------
                                                      January 1,           January 2,
                                                        1995                  1994
                                                      -------               -------
 Sales and inventory reserves                          $4,884               $ 5,285
 Accrued expenses and other                             1,819                 1,054
 Valuation allowance                                   (3,973)               (3,973)
                                                      -------               -------
 Deferred tax assets                                    2,730                 2,366
 Deferred tax liability                                  (169)                   -
                                                      -------               -------
 Net deferred tax asset                               $ 2,561               $ 2,366
                                                      =======               =======

The valuation allowance of $3,973,000 was established as the future benefits of certain reserves are not assured.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders.

We have audited the accompanying consolidated balance sheets of Dallas Semiconductor Corporation as of January 1, 1995 and January 2, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation at January 1, 1995 and January 2, 1994, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Dallas, Texas
January 16, 1995

                          SUPPLEMENTARY FINANCIAL DATA

                (Unaudited) (Thousands except per share amounts)

                                  Fiscal Years
                         1993 & 1994 by fiscal quarter

                                           1993                                          1994
                           1st        2nd        3rd         4th        1st         2nd        3rd         4th
                        --------    --------   --------    --------   --------   --------    --------    --------
 OPERATING SUMMARY:
 Net sales              $ 35,503    $ 38,346   $ 41,008    $ 42,012   $ 43,183   $ 45,041    $ 45,201    $ 48,007
 Cost of sales            17,688      19,073     20,420      20,870     21,331     22,361      22,556      24,041
 Operating income          8,074       8,927      9,776      10,051     10,315     10,484      10,386      10,723
 Income before
    income taxes           8,756       9,601     10,491      10,805     11,113     11,356      11,162      11,442
 Net income                5,604       6,145      6,819       7,023      7,334      7,495       7,367       7,552
 Net income per
    share               $   0.21    $   0.23   $   0.25    $   0.26   $   0.27   $   0.27    $   0.27    $   0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" located on pages 4 through 6 of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 1995, is incorporated herein by reference. Additional information with respect to executive officers of the Company is found in Part I hereof under the heading "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

         The sections entitled "Director Compensation" and "Executive Compensation" located on pages 6 through 10 of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 1995 (other than the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among the Company, S&P 500 Index and S&P Semiconductor Index"), is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Certain Beneficial Owners" located on page 2 and "Election of Directors" located on pages 4 through 6 of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 1995, are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The subsection entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" located on page 6 of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Financial Statements and Financial Statement Schedules

       Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

The following consolidated financial statements of Dallas Semiconductor Corporation are included in Item 8 of this Annual Report on Form 10-K.

                                                                                        Pages in this
                                                                                      Annual Report on
                                                                                         Form 10-K
                                                                                     -----------------
         Consolidated Statements of Income for each of
         the three fiscal years in the period ended
         January 1, 1995                                                                     16

         Consolidated Balance Sheets at January 1, 1995
         and January 2, 1994                                                                 17

         Consolidated Statements of Cash Flows for each
         of the three fiscal years in the period ended
         January 1, 1995                                                                     18

         Consolidated Statements of Stockholders' Equity
         for each of the three fiscal years in the period
         ended January 1, 1995                                                               19

         Notes to Consolidated Financial Statements                                         20-23

         Report of Ernst & Young LLP, Independent Auditors                                   24

The following consolidated financial statement schedule of Dallas Semiconductor Corporation is included on the page set forth below:

                                                                                         Page in this
                                                                                         Annual Report
                                                                                         On Form 10-K
                                                                                         ------------
         Schedule VIII - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

         (b)     Reports on Form 8-K

         None.


         (c)     Exhibits


                      Previously Filed*
                 --------------------------
                  With
                  File               As
Exhibit          Number           Exhibit                    Description
-------          ------           -------          ------------------------------
3(a)-1           33-16924         3(a)-3           Restated Certificate of Incorporation of the Registrant

3(a)-2           Amdt. No. 2      3(a)-4
                 to Form 10
                 0-16170
                                                   Amendment to Restated Certificate of Incorporation of the Registrant


3(b)             Amdt. No. 2      3(b)-1           Bylaws of the Registrant, as amended
                 to Form 10
                 0-16170

4(a)             1989 10-K        4(a)
                 1-10464                           Specimen form of Certificate for Common Stock of the Registrant


4(b)             33-16924         4                Specimen form of Certificate for Common Stock of the Registrant

**10(a)-1        33-16924         10(a)            1984 Stock Option Plan of the Registrant, as amended

**10(a)-2        33-24372         4.3.1            Form of Incentive Stock Option Agreement relating to 1984 Stock
                                                   Option Plan, as amended

**10(a)-3        33-24372         4.3.2            Form of Non-Qualified Stock Option Agreement relating to 1984 Stock
                                                   Option Plan, as amended

**10(b)-1        1991 10-K        10(b)-1
                 1-10464                           Amended and Restated 1987 Stock Option Plan of the Registrant

**10(b)-2        33-24372         4.4.1            Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended

**10(b)-3        33-24372         4.4.2            Form of Non-Qualified Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended

                      Previously Filed*
                 --------------------------
                  With
                  File               As
Exhibit          Number           Exhibit                    Description
-------          ------           -------          ------------------------------
**10(b)-4        1988 10-K        10(b)-5
                 0-16170                           Form of Non-Qualified Stock Option Agreement relating to 1987 Stock
                                                   Option Plan, as amended (as granted on October 20, 1988)

**10(b)-5        1989 10-K        10(b)-6
                 1-10464                           Forms of Non-Qualified Stock Option Agreements relating to options granted to employees under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the
                                                   Registrant on March 27, 1989)

**10(b)-6        1989 10-K        10(b)-7
                 1-10464                           Forms of Non-Qualified Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as approved by the Compensation
                                                   Committee of the Board of Directors of the Registrant on March 27,
                                                   1989)

**10(b)-7        1989 10-K        10(b)-8
                 1-10464                           Forms of Incentive Stock Option Agreements relating to options gra-
                                                   nted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the Registrant on March 27, 1989)

**10(c)-1        1989 10-K        10(b)-9
                 1-10464                           Form of Special Option entered into by and between the Registrant and certain non-employee director optionees

**10(d)-1        1988 10-K        10(c)-2
                 0-16170
                                                   Form of Shareholder's Agreement between the Registrant and employee stockholders

**10(d)-2        1989 10-K        10(c)-2
                 1-10464                           Forms of Shareholder's Agreements between the Registrant and employee stockholders

**10(d)-3        1989 10-K        10(c)-3
                 1-10464                           Form of Amendment to Shareholder's Agreement between the Registrant and employee stockholders

**10(e)          1992 10-K        10(e)            Officer and Key Employee Compensation Plan
                 1-10464

**10(f)-1        1993 10-K        10(f)-1          1993 Officer and Director Stock Option Plan of the Registrant
                 1-10464

**10(f)-2        1993 10-K        10(f)-2
                 1-10464                           Form of Stock Option Agreement relating to options granted to non-
                                                   employee directors of the Registrant under the 1993 Officer and
                                                   Director Stock Option Plan

**10(f)-3        1993 10-K        10(f)-3
                 1-10464                           Form of Stock Option Agreement relating to options granted to offi-
                                                   cers and employee directors of the Registrant under the 1993 Officer and Director Stock Option Plan

**10(g)          1993 10-K        10(g)            Executive Bonus Plan
                 1-10464

                      Previously Filed*
                 --------------------------
                  With
                  File               As
Exhibit          Number           Exhibit                    Description
-------          ------           -------          ------------------------------
10(h)            33-16924         10(n)            Form of Indemnification Agreement between the Registrant and its officers and directors

10(i)            1992 10-K
                 1-10464                           Lease Agreement by and between O. B. English, as Landlord, and the
                                                   Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood
                                                   Parkway)

21               1990 10-K        22               Subsidiaries of the Registrant
                 1-10464

+23                                                Consent of Independent Auditors

+27                                                Financial Data Schedule

_________________________

         *Incorporated herein by reference.  Abbreviations used are as follows:
Amdt. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; and 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464.

         +Filed herewith.

         **Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 28, 1995
                                                   DALLAS SEMICONDUCTOR CORPORATION



                                                   By:    /s/ C. V. Prothro
                                                        ----------------------------------------------------------
                                                          C. V. Prothro, Chairman of the Board of Directors,
                                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                         Title                               Date
         ---------                                         -----                               ----
/s/ C. V. Prothro                                  Chairman of the Board of
----------------------------------------           Directors, President and
C. V. Prothro                                      Chief Executive Officer


/s/ Alan P. Hale                                   Vice President - Finance
----------------------------------------
Alan P. Hale


/s/ Chao C. Mai                                    Senior Vice President
---------------------------------------            and Director
Chao C. Mai


/s/ Michael L. Bolan                               Vice President - Marketing              March 28, 1995
--------------------------------------             and Product Development
Michael L. Bolan                                   and Director


/s/ Richard L. King                                Director
---------------------------------------
Richard L. King


/s/ M. D. Sampels                                  Director
--------------------------------------
M. D. Sampels


/s/ Carmelo J. Santoro                             Director
--------------------------------------
Carmelo J. Santoro


/s/ Elmo R. Zumwalt, Jr.                           Director
------------------------------------
Elmo R. Zumwalt, Jr.

                                                                   SCHEDULE VIII

                        DALLAS SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended January 3, 1993, January 2, 1994
                              and January 1, 1995

                                                                Additions
                                             Balance at        charged to                           Balance at
                                             beginning          costs and                             end of
Classification                               of period          expenses          Deductions          period
--------------                               ---------          --------          ----------          ------
Allowance for doubtful accounts:
   1992                                      $  285,000        $     1,000        $     1,000       $  285,000
   1993                                      $  285,000        $    53,000        $    28,000       $  310,000
   1994                                      $  310,000        $    34,000        $    21,000       $  323,000
Distributor returns and allowances:
   1992                                      $2,753,000        $14,197,000        $12,474,000       $4,476,000
   1993                                      $4,476,000        $26,030,000        $22,861,000       $7,645,000
   1994                                      $7,645,000        $34,840,000        $34,007,000       $8,478,000

Inventory Reserve:
   1992                                      $3,510,000        $   300,000        $   321,000       $3,489,000
   1993                                      $3,489,000        $   625,000             -            $4,114,000
   1994                                      $4,114,000             -                  -            $4,114,000

                                EXHIBIT INDEX



                                Previously Filed*
                         ----------------------------------
                          With
                          File                        As
Exhibit                  Number                     Exhibit                             Description
-------                  ------                     -------                             -----------
3(a)-1                   33-16924                   3(a)-3              Restated Certificate of Incorporation of the Registrant

3(a)-2                   Amdt. No. 2                3(a)-4              Amendment to Restated Certificate of Incorporation of the
                         to Form 10                                     Registrant
                         0-16170

3(b)                     Amdt. No. 2                3(b)-1              Bylaws of the Registrant, as amended
                         to Form 10
                         0-16170

4(a)                     1989 10-K                  4(a)                Specimen form of Certificate for Common Stock of the
                         1-10464                                        Registrant

4(b)                     33-16924                   4                   Specimen form of Certificate for Common Stock of the
                                                                        Registrant

**10(a)-1                33-16924                   10(a)               1984 Stock Option Plan of the Registrant, as amended

**10(a)-2                33-24372                   4.3.1               Form of Incentive Stock Option Agreement relating to 1984
                                                                        Stock Option Plan, as amended

**10(a)-3                33-24372                   4.3.2               Form of Non-Qualified Stock Option Agreement relating to
                                                                        1984 Stock Option Plan, as amended

**10(b)-1                1991 10-K                  10(b)-1             Amended and Restated 1987 Stock Option Plan of the
                         1-10464                                        Registrant

**10(b)-2                33-24372                   4.4.1               Form of Incentive Stock Option Agreement relating to
                                                                        options granted to employees under the 1987 Stock Option
                                                                        Plan, as amended

**10(b)-3                33-24372                   4.4.2               Form of Non-Qualified Stock Option Agreement relating to
                                                                        options granted to employees under the 1987 Stock Option
                                                                        Plan, as amended



                                Previously Filed*
                         ----------------------------------
                          With
                          File                        As
Exhibit                  Number                     Exhibit                             Description
-------                  ------                     -------                             -----------
**10(b)-4                1988 10-K                  10(b)-5             Form of Non-Qualified Stock Option Agreement relating
                         0-16170                                        1987 Stock Option Plan, as amended (as granted on October
                                                                        20, 1988)

**10(b)-5                1989 10-K                  10(b)-6             Forms of Non-Qualified Stock Option Agreements relating to
                         1-10464                                        options granted to employees under the 1987 Stock Option
                                                                        Plan (as approved by the Compensation Committee of the
                                                                        Board of Directors of the Registrant on March 27, 1989)

**10(b)-6                1989 10-K                  10(b)-7             Forms of Non-Qualified Stock Option Agreements relating to
                         1-10464                                        options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as
                                                                        approved by by the Compensation Committee of the Board of
                                                                        Directors of the Registrant on March 27, 1989)

**10(b)-7                1989 10-K                  10(b)-8             Forms of Incentive Stock Option Agreements relating to
                         1-10464                                        options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as
                                                                        approved by the Compensation Committee of the Board of
                                                                        Directors of the Registrant on March 27, 1989).

**10(c)-1                1989 10-K                  10(b)-9             Form of Special Option entered into by and between the
                         1-10464                                        Registrant and certain non-employee director optionees

**10(d)-1                1988 10-K                  10(c)-2             Form of Shareholder's Agreement between the Registrant and
                         0-16170                                        employee Stockholders

**10(d)-2                1989 10-K                  10(c)-2             Forms of Shareholder's Agreements between the Registrant
                         1-10464                                        and employee stockholders

**10(d)-3                1989 10-K                  10(c)-3             Form of Amendment to Shareholder's Agreement between the
                         1-10464                                        Registrant and employee stockholders

**10(e)                  1992 10-K                  10(e)               Officer and Key Employee Compensation Plan
                         1-10464

**10(f)-1                1993 10-K                  10(f)-1             1993 Officer and Director Stock Option Plan of the
                         1-10464                                        Registrant

**10(f)-2                1993 10-K                  10(f)-2             Form of Stock Option Agreement relating to options
                         1-10464                                        granted to non-employee directors of the Registrant under
                                                                        the 1993 Officer and Director Stock Option Plan

**10(f)-3                1993 10-K                  10(f)-3             Form of Stock Option Agreement relating to options granted
                         10-464                                         to officers and employee directors of the Registrant under the 1993 Officer and Director Stock Option Plan

**10(g)                  1993 10-K                  10(g)               Executive Bonus Plan
                         1-10464


                                Previously Filed*
                         ----------------------------------
                         With
                         File                       As
Exhibit                  Number                     Exhibit                             Description
-------                  ------                     -------                             -----------
10(h)                    33-16924                   10(n)               Form of Indemnification Agreement between the Registrant
                                                                        and its officers and directors

10(i)                    1992 10-K                                      Lease Agreement by and between O. B. English, as Landlord,
                         1-10464                                        and the Registrant, as Tenant, dated November 3, 1992
                                                                        (4352 North Beltwood Parkway)

21                       1990 10-K                  22                  Subsidiaries of the Registrant
                         1-10464

+23                                                                     Consent of Independent Auditors

+27                                                                     Financial Data Schedule Auditors


---------------------

     *Incorporated herein by reference. Abbreviations used are as follows: Amdt. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; and 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464.

     +Filed herewith.

     **Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).