Form 10-Q
period 1995-04-02
DALLAS SEMICONDUCTOR CORP
filed 1995-05-16
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   April 2, 1995
                                     ---------------

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

Number of shares outstanding of the registrant's Common Stock as of May 7, 1995: 25,994,821.
              ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
- -------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                    Page No.
- -------     ------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three months ended April 2, 1995 and April 3, 1994 ...................3

 Condensed Consolidated Balance Sheets
  April 2, 1995 (Unaudited) and January 1, 1995 ........................4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three months ended April 2, 1995 and April 3, 1994 ...................5

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
- ------------------

SIGNATURE ............................................................ 12
- ---------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     ---------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                  Three months ended
                                                  -------------------
                                                  Apr. 2,     Apr. 3,
(Thousands except per share amounts)               1995         1994
- ------------------------------------              -------     -------
Net sales                                         $52,035     $43,183
Operating costs and expenses:
 Cost of sales                                     26,045      21,331
 Research and development                           6,532       5,253
 Selling, general and administrative                7,905       6,284
                                                  -------     -------
 Total                                             40,482      32,868
                                                  -------     -------
Operating income                                   11,553      10,315
Interest income, net                                  733         798
                                                  -------     -------
Income before income taxes                         12,286      11,113
Provision for income taxes                          4,116       3,779
                                                  -------     -------
Net income                                        $ 8,170     $ 7,334
                                                  =======     =======
Net income per share                              $   .30     $   .27
                                                  =======     =======
Weighted average common and common
equivalent shares outstanding                      27,243      27,414
                                                  =======     =======

Dividends declared per share                      $  .025     $    --
                                                  =======     =======

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Apr. 2,    Jan. 1,
(Thousands except per share amounts)                1995       1995
- -----------------------------------------------  ---------  ---------
                                                 (unaudited)
Assets

Current assets:
 Cash and cash investments                       $ 65,824    $ 64,520
 Accounts receivable, net                          30,046      28,330
 Inventories                                       45,125      40,453
 Deferred tax assets                                2,629       2,561
 Other current assets                               3,178       3,730
                                                 --------    --------
Total current assets                              146,802     139,594

Property, plant and equipment, at cost:
 Land                                               6,088       5,400
 Building and improvements                         30,495      28,617
 Machinery and equipment                          133,632     130,216
                                                 --------    --------
                                                  170,215     164,233
Less accumulated depreciation                     (90,298)    (85,391)
                                                 --------    --------
   Property, plant and equipment, net              79,917      78,842

Other assets                                        3,340       2,791
                                                 --------    --------
                                                 $230,059    $221,227
                                                 ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $ 13,168    $ 14,827
 Accrued salaries and benefits                      4,786       5,328
 Accrued taxes other than income                      932       2,486
 Other accrued liabilities                          2,178       2,712
 Income taxes payable                               4,710       1,121
                                                 --------    --------
 Total current liabilities                         25,774      26,474

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                           ---         ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    25,942,004 shares at April 2, 1995, and
    25,575,586 shares at January 1, 1995              519         511
 Additional paid-in capital                        81,153      80,562
 Retained earnings                                123,488     115,962
 Treasury stock, shares at cost:
    55,625 shares at April 2, 1995, and
    153,900 shares at January 1, 1995                (875)     (2,282)
                                                 --------    --------
 Total stockholders' equity                       204,285     194,753
                                                 --------    --------
                                                 $230,059    $221,227
                                                 ========    ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                  Three Months Ended
                                                 ---------------------
                                                  Apr. 2,      Apr. 3,
(Thousands)                                        1995         1994
- --------------------------------------------     --------    --------
Cash flows from operating activities:
Net income                                       $  8,170     $ 7,334
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                      4,907       3,297
 Deferred tax benefit                                 (68)       (347)
 Increase in receivables                           (1,716)       (917)
 Increase in inventories                           (4,672)       (590)
 Decrease (increase) in other current assets          552          (9)
 (Decrease) increase in accounts payable           (1,659)      1,605
 Decrease in accrued salaries and benefits           (542)       (784)
 Decrease in accrued taxes other than income       (1,554)       (807)
 Decrease in other accrued liabilities               (534)       (206)
 Increase in income taxes payable                   4,138       2,699
                                                 --------    --------
Net cash provided by operating activities           7,022      11,275
                                                 ---------   --------
Cash flows from investing activities:
Additions to property, plant and equipment         (5,982)     (8,708)
(Increase) decrease in other assets                  (549)         70
                                                 --------    --------
Net cash used by investing activities              (6,531)     (8,638)
                                                 --------    --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                    1,877         440
Purchase of treasury stock                           (420)         --
Dividend paid to shareholders                        (644)         --
                                                 --------    --------
Net cash provided by financing activities             813         440
                                                 --------    --------
Net increase in cash and cash investments           1,304       3,077
Cash and cash investments at beginning of
  period                                           64,520      76,273
                                                 --------    --------
Cash and cash investments at end of period       $ 65,824    $ 79,350
                                                 ========    ========
Cash payments for:
  Interest                                       $     --    $      6
  Income taxes                                   $     47    $  1,426

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax benefit
  of stock option exercises                       $   549    $    367

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 1, 1995. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at April 2, 1995 and January 1, 1995,and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report, which statements and notes were incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 1995. Results of operations for the three months ended April 2, 1995 are not necessarily indicative of results to be expected for the full year.

During the quarter ended April 2, 1995, the Company classified its cash investments as current. Amortized cost of such investments approximates their fair market values. Accordingly, all of the Company's investments are presented as current assets and balances as of January 1, 1995 have been reclassified to conform to the April 2, 1995 presentation.

The difference between primary and fully diluted net income per share was not material in any period.


                                                April 2,      Jan. 1,
2. INVENTORIES (in thousands)                    1995           1995
                                               --------      ---------
Raw materials                                  $  6,923       $  5,596
Work-in-process                                  25,244         23,727
Finished goods                                   12,958         11,130
                                               --------       --------
                                               $ 45,125       $ 40,453
                                               ========       ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

                  DALLAS SEMICONDUCTOR CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit of $68,000 and $347,000 for the first quarter of 1995 and 1994, respectively. Company's effective tax rate was 33.5% in the three months ended April 2, 1995, decreasing from 34.0% for the same period in 1994. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

DALLAS SEMICONDUCTOR CORPORATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
Net sales for the first quarter of 1995 were $52,035,000 an increase of 20% over the first quarter of 1994. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families including Telecommunications, System Extension, Microcontrollers, NV SRAMs, Silicon Timed Circuits, and other product families.

Gross margins remained relatively constant in the first quarter of 1995, decreasing to 50% from 51% in the first quarter of 1994.

Research and development ("R&D") expenses for the first quarter of 1995 increased 24% from the first quarter of 1994. The increase resulted primarily from increased personnel costs due to increased headcount.
R&D expenses as a percent of sales increased from 12% in the first quarter of 1994 to 13% in the first quarter of 1995.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1995 increased 26% compared with the first quarter of 1994. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales, increased personnel costs and increased advertising expenditures.

Operating income for the first quarter of 1995 increased 12% over the same period in 1994. Operating income as a percent of sales decreased in the
first quarter of 1995 to 22% from 24% in the first quarter of 1994.   The
decrease resulted from higher first quarter 1995 operating expenses as a percent of net sales.

Net interest income decreased by $65,000 in the first quarter of 1995 compared with the first quarter of 1994. The decrease resulted primarily from lower average cash balances during the first quarter of 1995. Changes in interest rates will continue to affect net interest income as will any substantial change in the amount of the Company's cash and cash investments or borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit of $68,000 and $347,000 in the first quarter of 1995 and 1994, respectively. The Company's effective tax rate decreased from 34.0% in the first quarter of 1994 to 33.5% in the first quarter of 1995. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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

FINANCIAL CONDITION
- -------------------
Cash and cash investments were $65.8 million at the end of the first quarter of 1995, compared with $64.5 million at the end of fiscal year 1994. The Company continued investing in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Gross capital additions were $6.0 million in the first quarter of 1995, compared with $8.7 million in the same period of 1994. The decrease is primarily the result of lower wafer fabrication facility capital expenditures in the first quarter of 1995 compared with the first quarter of 1994.

In February 1995, the Company purchased two buildings adjacent to its facility in Dallas for $1.6 million, increasing the Company's owned building space to approximately 392,000 square feet and land to 26.4 acres. Capital expenditures for 1995, estimated at approximately $40 million including the building purchase, is expected to be for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of April 2, 1995, a total of 180,000 shares, totalling $2,703,000 have been purchased pursuant to this stock repurchase program. In the first quarter of 1995, 125,000 of these treasury shares were issued to fund employee stock option exercises.

On March 1, 1995, a $.025 dividend was paid on each outstanding share of common stock to shareholders of record on February 15, 1995, totalling $644,000. On April 26, 1995 a $.025 dividend was declared on each outstanding share of common stock, payable on June 1, 1995, to shareholders of record on May 15, 1995.

The Company had no long-term debt at the end of the first quarter of 1995 or at the end of fiscal 1994.

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
         ----------------
          Alan P. Hale
          Vice President, Finance

Date:    May 16, 1995
         ------------