Form 10-Q
period 1995-07-02
DALLAS SEMICONDUCTOR CORP
filed 1995-08-14
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   July 2, 1995
                                     ------------

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

Number of shares outstanding of the registrant's Common Stock as of August 6, 1995: 26,264,418.
                 ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                    Page No.
-------     ------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three and six months ended July 2, 1995 and July 3, 1994 ...........  3

 Condensed Consolidated Balance Sheets
  July 2, 1995 (Unaudited) and January 1, 1995 .......................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six months ended July 2, 1995 and July 3, 1994 .....................  5

 Notes to Condensed Consolidated Financial Statements ................  6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ........ 7 - 8
            ----------------------------------------------

PART II.    OTHER INFORMATION
--------    ------------------
Items 1. through 3.  .................................................  9
------------------
Item 4.  Submission of Matters to a Vote of Security Holders .........  9
------------------------------------------------------------
Item 5. through 6.  ..................................................  9
------------------

SIGNATURE ............................................................ 10
---------

EXHIBIT 27.  ART. 5 FDS FOR 2ND QUARTER 10-Q ......................... 11
--------------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
-------     --------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                        Three months         Six months
                                           ended                ended
                                      -----------------  ------------------
                                      July 2,  July 3,    July 2,   July 3,
(Thousands except per share amounts)   1995     1994       1995      1994
------------------------------------  -------  -------   --------  --------
Net sales                             $57,036  $45,041   $109,071  $ 88,224
Operating costs and expenses:
 Cost of sales                         28,818   22,361     54,863    43,692
 Research and development               6,957    5,620     13,489    10,873
 Selling, general and administrative    8,738    6,576     16,643    12,860
                                      -------  -------   --------  --------
 Total costs and expenses              44,513   34,557     84,995    67,425
                                      -------  -------   --------  --------
Operating income                       12,523   10,484     24,076    20,799
Interest income, net                      789      872      1,522     1,670
                                      -------  -------   --------  --------
Income before income taxes             13,312   11,356     25,598    22,469
Provision for income taxes              4,459    3,861      8,575     7,640
                                      -------  -------   --------  --------
Net income                            $ 8,853  $ 7,495   $ 17,023  $ 14,829
                                      =======  =======   ========  ========
Net income per share                  $   .32  $   .27   $    .62  $    .54
                                      =======  =======   ========  ========
Weighted average common and common
equivalent shares outstanding          27,674   27,526     27,459    27,470
                                      =======  =======   ========  ========

Dividends declared per share          $  .025       --   $    .05        --
                                      =======  =======   ========  ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 2,    Jan. 1,
(Thousands except per share amounts)                1995       1995
-----------------------------------------------  ---------  ---------
                                                 (unaudited)
Assets

Current assets:
 Cash and cash investments                       $ 69,148    $ 64,520
 Accounts receivable, net                          30,799      28,330
 Inventories                                       44,215      40,453
 Deferred tax assets                                1,895       2,561
 Other current assets                               3,142       3,730
                                                 --------    --------
Total current assets                              149,199     139,594

Property, plant and equipment, at cost:
 Land                                               6,300       5,400
 Building and improvements                         31,600      28,617
 Machinery and equipment                          141,947     130,216
                                                 --------    --------
                                                  179,847     164,233

Less accumulated depreciation                     (95,220)    (85,391)
                                                 --------    --------
   Property, plant and equipment, net              84,627      78,842

Other assets                                        3,694       2,791
                                                 --------    --------
                                                 $237,520    $221,227
                                                 ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $ 13,039    $ 14,827
 Accrued salaries and benefits                      5,911       5,328
 Accrued taxes other than income                    1,371       2,486
 Other accrued liabilities                          2,579       2,712
 Income taxes payable                                 374       1,121
                                                 --------    --------
 Total current liabilities                       $ 23,274    $ 26,474

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                            ---        ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    26,151,158 shares at July 2, 1995, and
    25,575,586 shares at January 1, 1995              523         511
 Additional paid-in capital                        82,907      80,562
 Retained earnings                                131,691     115,962
 Treasury stock, shares at cost:
    55,625 shares at July 2, 1995, and
    153,900 shares at January 1, 1995                (875)     (2,282)
                                                  --------   --------
 Total stockholders' equity                       214,246     194,753
                                                 --------    --------
                                                 $237,520    $221,227
                                                 ========    ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                   Six Months Ended
                                                 ---------------------
                                                  July 2,      July 3,
(Thousands)                                        1995         1994
--------------------------------------------     --------     --------
Cash flows from operating activities:
Net income                                       $ 17,023     $ 14,829
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                      9,829        6,912
 Deferred tax expense (benefit)                       666         (733)
 Increase in receivables                           (2,469)      (3,258)
 Increase in inventories                           (3,762)      (2,979)
 Decrease (increase) in other current assets          588         (380)
 (Decrease) increase in accounts payable           (1,788)       9,122
 Increase (decrease) in accrued salaries & benefits   583         (174)
 Decrease in accrued taxes other than income       (1,115)        (555)
 Decrease in other accrued liabilities               (133)        (150)
 (Decrease) increase in income taxes payable          551         (562)
                                                 --------     --------
Net cash provided by operating activities          19,973       22,072
                                                 --------     --------
Cash flows from investing activities:
Additions to property, plant and equipment        (15,614)     (28,378)
Increase in other assets                             (903)        (799)
                                                 --------     --------
Net cash used by investing activities             (16,517)     (29,177)
                                                 --------     --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                    2,886          613
Purchase of treasury stock                           (420)          --
Dividend paid to shareholders                      (1,294)          --
                                                 --------     --------
Net cash provided by financing activities           1,172          613
                                                 --------     --------
Net increase (decrease) in cash
 and cash investments                               4,628       (6,492)
Cash and cash investments at beginning
 of the period                                     64,520       76,273
                                                 --------     --------
Cash and cash investments at end of period       $ 69,148     $ 69,781
                                                 ========     ========
Cash payments for:
  Income taxes                                   $  7,358     $  8,935

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises              $  1,298     $    547

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 1, 1995. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at July 2, 1995 and January 1, 1995,and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report, which statements and notes were incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 1995. Results of operations for the three and six months ended July 2, 1995 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period.


                                                July 2,       Jan. 1,
2. INVENTORIES (in thousands)                    1995          1995
                                               --------      --------
Raw materials                                  $  7,013      $  5,596
Work-in-process                                  25,659        23,727
Finished goods                                   11,543        11,130
                                               --------      --------
                                               $ 44,215      $ 40,453
                                               ========      ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.


3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and six months ended July 2, 1995 of $734,000 and $666,000, respectively. The Company's effective tax rate was 33.5% in the three and six months ended July 2, 1995, decreasing from 34.0% for the same periods in 1994. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the different periods.

DALLAS SEMICONDUCTOR CORPORATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Net sales for the second quarter of 1995 were $57,036,000, an increase of 27% over the same period in 1994. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families, including Telecommunications, System Extension, Timekeeping, Silicon Timed Circuits, Microcontrollers, Automatic Identification and
NV SRAMs.

Gross margins remained constant at 50% for the first six months of 1995 and 1994. Gross margins remained relatively constant in the second quarter of 1995 declining slightly to 49% from 50% in the second quarter of 1994.

Research and development ("R&D") expenses for the second quarter of 1995 increased 24% over the same periods in 1994. The increase resulted primarily from increased personnel costs due to increased headcount.
R&D expenses as a percent of sales decreased to 12% from 13% for the three month period ended July 2, 1995 and July 3, 1994, respectively. For the first six months of 1995 and 1994, R&D expenses as a percent of sales have remained constant at 12%.

Selling, general and administrative ("SG&A") expenses for the second quarter of 1995 increased 33% compared with the second quarter of 1994. In the first six months of 1995, SG&A expenses increased 29% for the same period in 1994. SG&A expenses as a percent of net sales remained constant at 15% for the three and six month periods ended July 2, 1995 and July 3, 1994. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales, increased personnel costs and increased advertising expenditures.

Operating income increased 19% and 16% for the second quarter of 1995 and the first six months of 1995 over the same periods in 1994, respectively. Operating income as a percent of sales decreased to 22% in the second quarter of 1995 from 23% in the second quarter of 1994. Operating income as a percent of net sales decreased to 22% from 24% for the first six months of 1995 and 1994, respectively. The decrease in both periods resulted from higher operating expenses as a percent of net sales.

Net interest income for the second quarter and the first six months of 1995 decreased by $83,000 and $148,000 over the same periods in 1994, respectively. The decrease resulted primarily from lower average cash balances during the second quarter and the first six months of 1995. Changes in interest rates will continue to affect interest income as will any substantial change in the amount of the Company's cash and cash investments or borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and six month periods ended July 2, 1995 of $734,000 and $666,000, respectively. The Company's effective tax rate was 33.5% for the second quarter and first six months of 1995, decreasing from 34.0% for the same periods in 1994. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the different periods.

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

FINANCIAL CONDITION
-------------------
Cash and cash investments were $69.1 million at the end of the second quarter of 1995, compared with $64.5 million at the end of fiscal year 1994. The Company continued investing in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Gross capital additions were $15.6 million in the first six months of 1995, compared with $28.4 million in the same period of 1994. The decrease is primarily the result of construction in progress on the wafer fabrication facility during the first six months of 1994.

In May 1995, the Company purchased a 23,000 square foot warehouse adjacent to its facility in Dallas for $645,000, increasing its owned building space to approximately 415,000 square feet and owned land to
27.5 acres. Capital expenditures for 1995, estimated at approximately $40 million, including year-to-date building purchases of $2.2. million, are expected for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of the Company's common stock. As of July 2, 1995, a total of 180,000 shares, at an aggregate purchase price of $2,703,000 have been purchased pursuant to this stock repurchase program.

On June 1, 1995, a $.025 dividend was paid on each outstanding share of common stock to shareholders of record on May 15, 1995, totalling
$650,000. Cumulative dividends paid through July 2, 1995 total $1,294,000. On August 1, 1995 a $0.25 dividend was declared on each outstanding share of common stock, payable on September 1, 1995, to shareholders of record on August 15, 1995.

The Company had no long-term debt at the end of the second quarter of 1995 or at the end of fiscal 1994.

DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION
--------------------------
Items 1.- 3.
------------
 Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
(a) The Company's annual meeting of stockholders was held on April 25, 1995.

(b) (c) The following items were presented to the stockholders with the following results.


                                                          Votes
                                     Votes For          Withheld
                                     ---------          --------
Election of Directors:
C.V. Prothro                         23,185,839          221,955
Chao C. Mai                          23,186,314          221,480
Micahel L. Bolan                     23,185,329          222,465
Richard L. King                      23,363,689           44,105
M.D. Sampels                         23,222,574          185,220
Carmelo J. Santoro                   23,365,764           42,030
E.R. Zumwalt, Jr.                    23,330,734           77,060



                                           Votes                  Broker
                              Votes For   Against   Abstentions   Non-Votes
                              ---------   -------   -----------   ---------
Selection of
Ernst & Young LLP as
independent auditors for
the 1995 fiscal year          23,357,503   14,375      35,916          --



Item 5. Other information
-------------------------
  Not Applicable



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
  (a)    Exhibit 27 - Financial Data Schedule
         ------------------------------------
            None.
  (b)    Reports on Form 8-K
         -------------------
            No Reports on Form 8-K were filed during the period for which this report is filed.

DALLAS SEMICONDUCTOR CORPORATION

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
         ----------------
          Alan P. Hale
          Vice President, Finance

Date:    August 16, 1995
         ---------------