Form 10-Q
period 1995-10-01
DALLAS SEMICONDUCTOR CORP
filed 1995-11-13
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   October 1, 1995
                                     ---------------

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

Number of shares outstanding of the registrant's Common Stock as of November 5, 1995: 26,345,387.
                   ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                    Page No.
-------     ------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three and nine months ended October 1, 1995 and October 2, 1994 ....  3

 Condensed Consolidated Balance Sheets
  October 1, 1995 (Unaudited) and January 1, 1995 ....................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended October 1, 1995 and October 2, 1994 ..............  5

 Notes to Condensed Consolidated Financial Statements (Unaudited) ....  6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ........ 7 - 8
            ----------------------------------------------

PART II.    OTHER INFORMATION
--------    ------------------
Items 1. through 6.  .................................................  9
------------------

SIGNATURE ............................................................ 10
---------

EXHIBIT 27.  ART. 5 FDS FOR 3RD QUARTER 10-Q ......................... 11
--------------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
-------     --------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                        Three months         Nine months
                                           ended                ended
                                      -----------------  ------------------
                                      Oct. 1,  Oct. 2,    Oct. 1,   Oct. 2,
(Thousands except per share amounts)   1995     1994       1995      1994
------------------------------------  -------  -------   --------  --------
Net sales                             $60,512  $45,201   $169,582  $133,425

Operating costs and expenses:
 Cost of sales                         30,429   22,556     85,292    66,248
 Research and development               7,436    5,663     20,925    16,536
 Selling, general and administrative    9,292    6,596     25,934    19,456
                                      -------  -------   --------  --------
 Total costs and expenses              47,157   34,815    132,151   102,240
                                      -------  -------   --------  --------
Operating income                       13,355   10,386     37,431    31,185
Interest income, net                      894      776      2,417     2,446
                                      -------  -------   --------  --------
Income before income taxes             14,249   11,162     39,848    33,631
Provision for income taxes              4,702    3,795     13,278    11,435
                                      -------  -------   --------  --------
Net income                            $ 9,547  $ 7,367   $ 26,570  $ 22,196
                                      =======  =======   ========  ========
Net income per share                  $  0.34  $  0.27   $   0.96  $   0.81
                                      =======  =======   ========  ========
Weighted average common and common
equivalent shares outstanding          28,083   27,231     27,667    27,391
                                      =======  =======   ========  ========

Dividends declared per share          $ 0.025  $    --   $  0.075  $     --
                                      =======  =======   ========  ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Oct. 1,     Jan. 1,
(Dollars in thousands except per share amounts)       1995        1995
-----------------------------------------------   ----------  ----------
                                                  (unaudited)
Assets

Current assets:
 Cash and cash investments                         $ 79,197    $ 64,520
 Accounts receivable, net                            32,794      28,330
 Inventories                                         43,179      40,453
 Deferred tax assets                                  2,645       2,561
 Other current assets                                 3,220       3,730
                                                   --------    --------
Total current assets                                161,035     139,594

Property, plant and equipment, at cost:
 Land                                                 6,325       5,400
 Building and improvements                           32,362      28,617
 Machinery and equipment                            154,929     130,216
                                                   --------    --------
                                                    193,616     164,233

Less accumulated depreciation                      (100,622)    (85,391)
                                                   --------    --------
   Property, plant and equipment, net                92,994      78,842

Other assets                                          4,300       2,791
                                                   --------    --------
                                                   $258,329    $221,227
                                                   --------    --------

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                  $ 19,072    $ 14,827
 Accrued salaries and benefits                        6,934       5,328
 Accrued taxes other than income                      1,881       2,486
 Other accrued liabilities                            3,500       2,712
 Income taxes payable                                 1,334       1,121
                                                   ---------   --------
 Total current liabilities                         $ 32,721    $ 26,474

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                              ---         ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    26,380,367 shares at October 1, 1995, and
    25,575,586 shares at January 1, 1995                528         511
 Additional paid-in capital                          85,374      80,562
 Retained earnings                                  140,581     115,962
 Treasury stock, shares at cost:
    55,625 shares at October 1, 1995, and
    153,900 shares at January 1, 1995                  (875)     (2,282)
                                                   ---------   --------
 Total stockholders' equity                         225,608     194,753
                                                   ---------   --------
                                                   $258,329    $221,227
                                                   ---------   --------

See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                    Nine Months Ended
                                                  ---------------------
                                                    Oct. 1,     Oct. 2,
(Thousands)                                          1995         1994
-----------------------------------------------   ---------   ---------
Cash flows from operating activities:
Net income                                         $ 26,570    $ 22,196
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                       15,231      10,644
 Deferred tax benefit                                   (84)     (1,359)
 Increase in receivables                             (4,464)     (4,726)
 Increase in inventories                             (2,726)     (5,364)
 Decrease (increase) in other current assets          1,368        (200)
 Increase in accounts payable                         4,245       4,647
 Increase (decrease) in accrued salaries & benefits   1,606        (465)
 Decrease in accrued taxes other than income           (605)       (167)
 Increase in other accrued liabilities                  788         100
 Increase in income taxes payable                     2,156         656
                                                   --------    --------
Net cash provided by operating activities            44,085      25,962
                                                   --------    --------

Cash flows from investing activities:
Additions to property, plant and equipment          (29,383)    (39,478)
Increase in other assets                             (1,509)       (792)
                                                   --------    --------
Net cash used by investing activities               (30,892)    (40,270)
                                                   --------    --------
Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                      3,855         803
Purchase of treasury stock                             (420)       (482)
Dividend paid to shareholders                        (1,951)         --
                                                   --------    --------
Net cash provided by financing activities             1,484         321
                                                   --------    --------
Net increase (decrease) in cash
 and cash investments                                14,677     (13,987)
Cash and cash investments at beginning
 of the period                                       64,520      76,273
                                                   --------    --------
Cash and cash investments at end of period         $ 79,197    $ 62,286
                                                   ========    ========
Cash payments for:
  Income taxes                                     $ 11,206    $ 12,141

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                $  1,943    $    682

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 1, 1995. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at October 1, 1995 and January 1, 1995, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report, which statements and notes were incorporated by reference in the Company's Annual Report on Form 10-K for the year ended January 1, 1995. Results of operations for the three and nine months ended October 1, 1995 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period.


                                               Oct. 1,        Jan. 1,
2. INVENTORIES (in thousands)                   1995           1995
                                              --------       --------
Raw materials                                 $  5,962       $  5,596
Work-in-process                                 26,993         23,727
Finished goods                                  10,224         11,130
                                              --------       --------
                                              $ 43,179       $ 40,453
                                              ========       ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.


3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine months ended October 1, 1995 of $750,000 and $84,000, respectively. The Company's effective tax rate was 33% in the three months ended October 1, 1995 and 33.3% in the nine months ended October 1, 1995, decreasing from 34.0% for the same periods in 1994. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the different periods.

DALLAS SEMICONDUCTOR CORPORATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Net sales for the third quarter of 1995 were $60,512,000, an increase of 34% over the same period in 1994. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families, including, Microcontrollers, Timekeeping, System Extension,
NV SRAMs, Telecommunications and Silicon Timed Circuits.

Gross margins remained relatively constant at 50% for the third quarter and the first nine months of 1995 and 1994.

Research and development ("R&D") expenses for the third quarter of 1995 increased 31% over the same period in 1994. The increase resulted primarily from increased personnel costs due to increased headcount.
R&D expenses as a percent of sales decreased to 12% from 13% for the three month period ended October 1, 1995 and October 2, 1994, respectively. For the first nine months of 1995 and 1994, R&D expenses as a percent of sales have remained constant at 12%.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1995 increased 41% compared with the third quarter of 1994.
In the first nine months of 1995, SG&A expenses increased 33% over the same period in 1994. SG&A expenses as a percent of net sales remained constant at 15% for the three and nine month periods ended October 1, 1995 and October 2, 1994. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales, increased personnel costs and increased advertising expenditures.

Operating income increased 29% and 20% for the third quarter of 1995 and the first nine months of 1995 over the same periods in 1994, respectively. Operating income as a percent of sales decreased to 22% for the three and nine month periods ended October 1, 1995 from 23% for the same periods ended October 2, 1994. The decrease in both periods resulted from higher operating expenses as a percent of net sales.

Net interest income for the third quarter of 1995 increased by $118,000 over the same period in 1994, due primarily from higher average cash balances for the three month period. Net interest income decreased by $29,000 during the first nine months of 1995 over the same period in 1994, due primarily from lower average cash balances for the nine month period. Changes in interest rates will continue to affect interest income as will any substantial change in the amount of the Company's cash and cash investments or borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine month periods ended October 1, 1995 of $750,000 and $84,000, respectively.
The Company's effective tax rate was 33% for the third quarter and 33.3% for the first nine months of 1995, decreasing from 34.0% for the same periods in 1994. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the different periods.

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

FINANCIAL CONDITION
-------------------
Cash and cash investments were $79.2 million at the end of the third quarter of 1995, compared with $64.5 million at the end of fiscal year 1994. The Company continued investing in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Gross capital additions were $29.4 million in the first nine months of 1995, compared with $39.5 million in the same period of 1994. The decrease is primarily the result of construction in progress on the wafer fabrication facility during the first nine months of 1994.

Estimated capital expenditures of $43 million in 1995, including year-to-date building purchases of $2.2 million, are expected primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of the Company's common stock. As of October 1, 1995, a total of 180,000 shares, at an aggregate purchase price of $2,703,000 have been purchased pursuant to this stock repurchase program.

On August 1, 1995 a $0.025 dividend was declared on each outstanding share of common stock, payable on September 1, 1995, to shareholders of record on August 15, 1995 totaling $657,000. Cumulative dividends paid through October 1, 1995 total $1,951,000. On October 24, 1995 a $0.025 dividend was declared on each outstanding share of common stock, payable on December 1, 1995, to shareholders on record on November 15, 1995.

The Company had no long-term debt at the end of the third quarter of 1995 or at the end of fiscal 1994.

DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION
--------------------------
Items 1.- 5.
------------
 Not applicable.

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
         -----------------
          Alan P. Hale
          Vice President, Finance

Date:    November 16, 1995
         -----------------