Form 10-K405
period 1995-12-31
DALLAS SEMICONDUCTOR CORP
filed 1996-03-04
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ....................


COMMISSION FILE NUMBER: 1-10464

                        DALLAS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                   75-1935715
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

     4401 SOUTH BELTWOOD PARKWAY, DALLAS TEXAS                 75244-3292
     (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (214) 450-0400

          Securities registered pursuant to Section 12(b) of the Act:


        Title of each class            Name of each exchange on which registered
    COMMON STOCK, $.02 PAR VALUE                 NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 1996: $496,348,260.

 Number of shares outstanding of the registrant's Common Stock as of March 1,
                              1996:  26,377,041.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on April 23, 1996, are incorporated by reference into Part III.

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

         In its twelve-year history, Dallas Semiconductor has developed 246 proprietary base products with over 1,000 variations shipped to more than 10,000 customers worldwide. A direct sales force and distribution network sell to original equipment manufacturers (OEMs) of personal computers and workstations, scientific and medical equipment, industrial controls, automatic identification, telecommunications, consumer electronics and other markets.

         The Company organizes its products into product families sharing common technologies, markets or applications. See page 14 of this report for the 1995 growth rates and relative size of the Company's main product families.


         Automatic Identification                         SIP Stik(TM) Prefabs
         Integrated Battery Backup                        Software Authorization
         Intelligent Sockets                              System Extension
         Microcontrollers                                 Telecommunications
         Multiport Memory                                 Timekeeping
         Nonvolatile SRM (NV SRAM)
         Silicon Timed Circuits


PRODUCT DEVELOPMENT

         The Company developed 31 new base products during the 1995 fiscal year including the DS83C520, 16K ROM High Speed MICRO and the DS1345, Low Profile 1M NV SRAM. The Company's research and development expenditures for fiscal year 1995 were approximately $28.6 million, compared to expenditures in 1994 and 1993 of $22.7 million and $19.4 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.

PRODUCT FAMILIES

        A description of the Company's product families is as follows:

         AUTOMATIC IDENTIFICATION. The Company has developed a family of Auto ID chips that can be attached to an object, or carried by a person, which identifies the user and holds relevant information. Unlike barcodes, users do not need to refer to a remote database to decipher the code -- the information is available in the device itself. These read/write data carriers can also be updated via computer while affixed to an object. Auto ID chips can facilitate automation by tracking a work piece as it travels along an assembly line; they can also be used to identify people for access to secure areas. Using Dallas Semiconductor's l-Wire(TM) technology, a memory chip can be read or written with the touch of a probe. Touch Memory(TM) devices are packaged in a stainless steel MicroCan(TM) 16mm in diameter.

         INTEGRATED BATTERY BACKUP. Microprocessor-based systems lose information when affected by a loss of power. When system power is resumed, the task that was being performed at the time of power loss must be restarted. The Nonvolatile Controller converts random access memory (RAM) into nonvolatile memories and safeguards against RAM data loss during power up and down transients, by automatically switching to battery power when system power failure occurs. The SmartBattery supplies uninterruptible power in the absence of system power to maintain data in nonvolatile memory.

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

         MICROCONTROLLERS. A microcontroller typically combines a central processing unit, data memory, program memory, and input-output devices on a single chip in order to control a wide variety of electronic systems. Unlike rigid ROM (read only memory) or EPROM (electrically programmable ROM) based microcontrollers, all of Dallas Semiconductor's secure microcontrollers are designed for change: they contain memory that is high performance, read/write, and nonvolatile for more than 10 years. This memory is initially loaded via a serial port and can be dynamically partitioned to fit program and data storage requirements of a particular task. System performance can be improved based on cumulative knowledge maintained in nonvolatile RAM. As a result of added crashproofing circuitry, processing of a task can resume after a power outage. Variations of Dallas Semiconductor's microcontroller include features such as timekeeping and security functions. Another segment of this product family, High-Speed Micros, are 8051-compatible devices that offer higher performance and less consumption of power than the industry standard 8051 devices.

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

         NONVOLATILE SRAM. Static RAMs (SRAMs), which were first introduced over 20 years ago, are used for high speed storage and retrieval of data.
SRAMs have always had the undesirable characteristic of data loss when power is disrupted. Dallas Semiconductor has combined its circuitry and understanding of ultra low power CMOS SRAMs with improvements in long life lithium power sources to develop a family of Nonvolatile SRAM products. Nonvolatile SRAMs integrate a lithium power source and intelligent control circuitry to retain data even in the absence of system power. The control circuit, by monitoring the level of system voltage available to the memory at all times, switches to the lithium power source when necessary, and also protects the memory contents against inadvertent changes during system power fluctuations. A lithium power source provides backup power for more than 10 years in the absence of system power. Partitionable Nonvolatile SRAMs provide write protection of critical programs and data memory.

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

         SOFTWARE AUTHORIZATION. These products provide security for intellectual property (e.g., software and data). In an information age, an increasing demand exists to provide security for intellectual property and data. Prominent examples are publishers of premium-priced personal computer software who have strong motivation to protect their products from unauthorized use. Devices in this product family can also be used to control access to buildings and equipment. Priva'C(TM) is a new product that uses our Touch Memory(TM) technology to control access to files on a PC.

         SYSTEM EXTENSION. These CMOS products add a variety of special features to systems without encumbering design. CPU Supervisors act as "watchdog" for system malfunction by checking the three most important indicators of correct microprocessor operation -- power supply, software execution and override push-button. If they detect a problem, the CPU Supervisors shut down the system, then reset it for correct operation. Digital Resistors change their resistance under control of software. Temperature sensors provide a digital reading of temperature instead of the usual analog reading, providing a range and accuracy unparalleled in the industry.

         TELECOMMUNICATIONS. An emerging and rapidly growing market exists for high capacity voice, data and video transmission. High capacity digital links in North America and Europe are known as T1/E1 networks. A comprehensive chip set developed by Dallas Semiconductor addresses the requirements of these protocols and includes integrated circuits that double or quadruple the capacity of existing voice communication links through digital signal processing compression techniques. Line Interfaces, such as the SCSI (small computer system interface) Terminator, quiet transmission lines between computers and peripherals, such as disk drives, permitting high speed, high integrity data transmissions.

         TIMEKEEPING. Accurate clock-calendar information is required in the ever evolving communications, consumer, industrial and medical markets (CCIM). A comprehensive line-up of CCIM timekeepers from the Company, including more than 40 base products in both chip and module packaging are in production to meet this need. Serial Timekeepers provide advanced features including clock-calendar display, talk-time, re-dial timing, and power management for digital cellular phones. Phantom and Watchdog modules are used in data communications network routers, hubs and bridges to monitor communications traffic and store the exhaustive amounts of network configuration data. Bytewide Watchdog Timekeepers are also required in industrial control and medical equipment with extended functions including Nonvolatile SRAM and A/D conversion.

         In the personal computing market the Plug and Play clock family introduced in 1995 includes Nonvolatile SRAM densities from 214 bytes to 8K bytes with a pin compatible upgrade path. The Nonvolatile SRAM stores configuration data for Plug and Play PC's. A single motherboard design can be configured as a low end system using the DS1687 and 242 bytes of Nonvolatile SRAM or as a high end system using the DS17887 with 8K bytes of Nonvolatile SRAM. The new clocks offer both "wake-up" and "kickstart" features in compliance with the PC-95 specifications for soft power on and soft power down.

MANUFACTURING

         In March 1987, the Company began production at its advanced wafer fabrication facility, in which it is currently producing high performance CMOS integrated circuits with sub-micron geometries. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. Additional equipment has been installed from time to time in this fabrication facility, and physical expansion was undertaken in late 1988 and early 1989. The Company completed the construction of an additional fabrication module in 1994. Initial alignment of wafers in this expanded fabrication facility began in June 1994 and wafer production in support of the Company's production plans began in the fourth quarter of 1994. This fabrication facility expansion project, which began in 1993 and was completed in the fourth quarter of fiscal year 1994, initially increased the Company's wafer fabrication capacity by approximately 20%. In fiscal year 1995, the Company increased its wafer production by approximately 45%. Dallas Semiconductor makes only limited use of foundries, where appropriate, in order to maintain a second manufacturing source, to reduce fixed costs and capital requirements and to enable it to devote its own facility to the fabrication of wafers requiring more advanced process technologies and finer circuit geometries. During fiscal 1995, virtually all of the wafers used by the Company were processed at its own facility.

         After silicon wafers have been fabricated, the Company utilizes overseas assembly contractors to cut the wafers into individual chips and assemble them into integrated circuit packaging. The Company performs some assembly operations at its facilities in Dallas, Texas. Final testing of substantially all of the Company's products is also performed at its Dallas facilities.

PRODUCT COMPONENTS

         During fiscal 1995, the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products. The Company anticipates that, at least for the short term, an adequate supply of these memory circuits will be available; however, given the historically unpredictable and undependable supply of these components, shortages may recur causing future sales of some Company products to be delayed or lost. If such shortages occur, future sales and earnings from products using these circuits, primarily Nonvolatile RAMs, could be adversely affected. Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company continues to seek alternative sources for these components, including internal production of static memory circuits for use in its own products, primarily the Nonvolatile RAMs.

SALES

         Sales are made to distributors and to OEMs. During fiscal year 1995, no OEM customer accounted for more than 4% of the Company's net sales, and the Company's top 25 OEM customers accounted for approximately 25% of net sales. The Company sells its products directly to OEMs through its own sales force, sales representative firms, and domestic and foreign distributors. During fiscal year 1995, sales to domestic distributors represented approximately 34% of the Company's net sales, with the Company's largest domestic distributor, Avnet, accounting for a total of approximately 11% of net sales.

         The Company sells its products in a number of foreign countries, including a number of countries in Europe and the Far East. Export sales accounted for 39% of net sales in fiscal 1995. Export sales were 17% and 22% in Europe and the Far East, respectively, in fiscal 1995. The Company's export sales are billed in United States dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

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

BACKLOG

         The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future revenues. Backlog orders are generally subject to cancellation without penalty at the option of the purchaser and to changes in delivery schedules and do not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of December 31, 1995, the Company's backlog was approximately $59.5 million, as compared to approximately $33.7 million at January 1, 1995. The Company includes in its backlog all released purchase orders shippable within the next twelve months.

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

PATENTS AND INTELLECTUAL PROPERTIES

         Dallas Semiconductor has to date acquired or been granted 155 U.S. patents and 2 foreign patents. The Company has a number of patent applications pending, although no assurance can be given that patents will ever issue from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain products, and has sought copyright protection for its software and product literature. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

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

EMPLOYEES

         At December 31, 1995, the Company had 1,078 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During fiscal 1995, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At December 31, 1995, the Company was utilizing the services of 462 such temporary agency employees.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Dallas, Texas. As of December 31, 1995, the Company owned approximately 30.8 acres of land that included approximately 479,000 square feet of building space. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. In 1995, the Company purchased an additional 7.97 acres that include an additional 136,310 square feet of building space. A portion of this space is currently subject to certain existing leases. The Company currently leases a total of 35,000 square feet of nearby building space for additional warehousing. All indebtedness previously secured by the Company's land and buildings has been repaid.

         The Company currently leases small office facilities for its sales staff in Irvine, California, Sunnyvale, California, Chelmsford, Massachusetts, Marlton, New Jersey, Duluth, Georgia, Hoffman Estates, Illinois, Carmel, Indiana, and Dallas, Texas, under short term leases. The Company's subsidiary, Dallas Semiconductor Corporation Limited, leases an office facility in Birmingham, England. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.


ITEM 3.  LEGAL PROCEEDINGS

         In August 1994, the Company filed suit against Crystal Semiconductor Corporation ("Crystal") in the United States District Court for the Western District of Texas, Austin Division, alleging infringement of certain of the Company's patents. In October 1994, Crystal filed an Answer and Counterclaims pursuant to which it raised various defenses to the Company's claims and alleged that certain of the Company's products infringe various Crystal patents. In September 1995, Crystal and the Company entered into a settlement agreement that resolved all disputes between the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information as of March 1, 1996, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.

                                                            CURRENT TITLE
         Name                           AGE                  AND POSITION
         ----                           ---                  ------------
    C.V. Prothro                        53           Chairman of the Board of
                                                     Directors, President and
                                                     Chief Executive Officer
    Chao C. Mai                         60           Senior Vice President
    Michael L. Bolan                    49           Vice President - Marketing
                                                     and Product Development
    F.A. Scherpenberg                   49           Vice President - Computer
                                                     Products
    Alan P. Hale                        35           Vice President - Finance
    Douglas L. Powell                   71           Vice President - Sales &
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

         Mr. Mai joined the Company as Vice President - Engineering in February 1984. He served in such capacity until he became Vice President - Manufacturing in November 1985 and as Vice President - Wafer Fabrication and Technology Development from June 1988 until January 1993. Dr. Mai was named Senior Vice President in January 1993. Previously he was employed in various capacities by Mostek Corporation for over thirteen years including the position of Vice President of Process Research and Development beginning in 1980.

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

         Mr. Powell became an employee of the Company in January 1995 after working as a strategic marketing consultant to the Company for over two years and was elected as Vice President - Sales & Strategic Marketing in April 1995. A thirty-five year veteran in the computer and semiconductor industries, Mr. Powell previously held positions at General Electric including computer design and field engineer and worldwide sales manager for large mainframe computers. After eighteen years at General Electric, Mr. Powell joined Motorola's semiconductor sector as manager of worldwide strategic marketing, where he led the design and development of microprocessor and communications peripheral semiconductors. Subsequently, he accepted assignments as Worldwide Vice President of Computer Industry Sales and Marketing and Vice President of R&D Strategic Planning.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol DS. At December 31, 1995, there were approximately 663 holders of record of the Company's common stock. Set forth below are the high, low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 1994 and 1995 fiscal years:

                                     1994                                             1995
                   1st          2nd         3rd          4th         1st         2nd          3rd         4th
                 -------      -------     -------     -------      -------     -------     -------     -------
Stock Prices:
High             $ 20.00      $ 19.88     $ 18.63     $ 16.63      $ 18.38     $ 21.25     $ 24.38     $ 22.50
Low                15.13        16.75       14.88       13.50        15.13       17.38       19.88       18.63
End                16.88        18.13       15.50       16.63        18.38       20.50       20.50       20.75


         In January 1995, the Board of Directors authorized the initiation of a quarterly dividend program. Total dividends paid in 1995 were $.10 per share or $2,610,000. On January 26, 1996 the Board of Directors increased its annual cash dividend on the Company's common stock from $.10 to $.12 per share. The board also declared a quarterly cash dividend of $.03 on each outstanding share of its common stock, payable on March 1, 1996 to holders of record on February 15, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (Dollars in thousands, except per share amounts)

                                                                      Fiscal Years
                                              ----------------------------------------------------------------
                                                 1995          1994         1993          1992          1991
                                              ----------    ----------   ----------    ----------   ----------
OPERATING SUMMARY:
Net sales                                      $ 233,274     $ 181,432    $ 156,869     $ 120,155    $ 103,764
Costs and expenses:
   Cost of sales                                 117,615        90,289       78,051        59,567       51,800
   Research and development                       28,602        22,651       19,402        16,547       15,096
   Selling, general and administrative            35,483        26,584       22,588        17,712       16,380
                                               ---------     ---------    ---------     ---------    ---------

Operating income                                  51,574        41,908       36,828        26,329       20,488
Interest income, net                               3,366         3,165        2,825         2,658        2,533
                                               ---------     ---------    ---------     ---------    ---------

Income before income taxes                        54,940        45,073       39,653        28,987       23,021
Provision for income taxes                        18,258        15,325       14,062        10,435        8,281
                                               ---------     ---------    ---------     ---------    ---------
Net income                                     $  36,682     $  29,748    $  25,591     $  18,552    $  14,740
                                               =========     =========    =========     =========    =========

Net income per share                           $    1.32     $    1.09    $    0.95     $    0.71    $    0.58

Weighted average common and common
   equivalent shares outstanding                  27,762        27,288       26,949        26,082       25,633

Dividends declared per share                   $    0.10           --           --            --           --

FINANCIAL POSITION AT YEAR END:
Cash and short-term investments                $  69,304     $  64,520    $  76,273     $  65,799    $  53,031
Additions to property, plant and equipment        49,329        44,743       21,091        15,779       13,059
Depreciation and amortization                     21,344        15,292       13,922        13,136       12,878
Total assets                                     272,425       221,227      186,544       156,247      129,170
Total liabilities                                 37,443        26,474       21,006        20,572       15,819
Stockholders' equity                             234,982       194,753      165,538       135,675      113,351
Book value per weighted average share               8.46          7.14         6.14          5.20         4.42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table contains certain amounts, and the amounts as a percentage of net sales, reflected in the Company's consolidated statements of operations for the 1995, 1994, and 1993 fiscal years.

                                                               (Dollars in millions)
                                           ---------------------------------------------------------------
                                            1995     %               1994    %               1993      %
                                           ------- -----           ------- -----           -------   -----
Net sales                                  $ 233.3 100.0           $ 181.4 100.0           $ 156.9   100.0
Cost of sales                                117.6  50.4              90.3  49.8              78.1    49.8
Gross margin                                 115.7  49.6              91.1  50.2              78.8    50.2
Research and development                      28.6  12.3              22.7  12.5              19.4    12.4
Selling, general and administrative           35.5  15.2              26.5  14.6              22.6    14.4
Operating income                              51.6  22.1              41.9  23.1              36.8    23.4
Interest income, net                           3.4   1.4               3.1   1.7               2.9     1.9
Provision for income taxes                    18.3   7.8              15.3   8.4              14.1     9.0
Net income                                 $  36.7  15.7           $  29.7  16.4           $  25.6    16.3


1995 Results of Operations Compared with 1994

         Net sales in 1995 were $233.3 million, up 28.6% compared with $181.4 million in 1994. Net sales increases resulted from higher unit sales of new and/or existing products in several product families as shown in the table below.

                                                (Dollars in millions)
                                         ------------------------------------
                                           1995          1994         '94-'95
Product Family                           Net Sales     Net Sales       Growth
--------------                           ---------     ---------       ------
PC Timekeeping                              $ 38.4        $ 34.6          11%
Non-PC Timekeeping                            28.7          22.1          30%
NV SRAMs                                      32.6          27.5          19%
Telecommunications                            32.5          21.8          49%
System Extension                              27.6          18.9          46%
Microcontrollers                              19.1          10.4          84%
Silicon Timed Circuits                        17.8          11.7          52%
Automatic Identification                      13.6          10.7          27%
Other Families                                23.0          23.7          -3%
                                            ------        ------         ----
Company Total                               $233.3        $181.4          29%
                                            ======        ======         ====


         Export sales accounted for 39% and 38% of total net sales in 1995 and 1994, respectively. Export sales were 17% and 22% in Europe and the Far East, respectively. During 1995, the Company continued its policy of generally not selling or licensing manufacturing or marketing rights to its products or the underlying proprietary technologies.

         Cost of sales were $117.6 and $90.3 million in 1995 and 1994, respectively. Gross margins declined slightly to 49.6% in 1995 from 50.2% in 1994. The slight decline was a result of lower average selling prices and a sales mix shift toward lower margin products.

         Research and development ("R&D") expenses were $28.6 million and $22.7 million or 12.3% and 12.5% of net sales in 1995 and 1994, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 31 new base products in 1995 compared with 25 new base product introductions in 1994. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 246 at fiscal year end 1995.

         Selling, general and administrative ("SG&A") expenses increased to $35.5 million from $26.5 million or 15.2% and 14.6% of net sales in 1995 and 1994, respectively. The increase consists primarily of increased salaries and benefits, sales commissions, and advertising expenditures to support higher sales volume.

         Operating income in 1995 was $51.6 million, up 23.1% from $41.9 million in 1994. Operating income as a percentage of net sales (operating margin) decreased to 22.1% in 1995 from 23.1% in 1994. The decrease resulted from higher selling, general and administrative expenses as a percentage of net sales in 1995.

         Net interest income was $3.4 and $3.1 million in 1995 and 1994, respectively. Net interest income increased primarily due to higher average cash balances and decreased interest expense during 1995. Changes in interest rates will continue to affect net interest income as will any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

         The provision for income taxes was $18.3 million in 1995 and $15.3 million in 1994. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $0.2 million for both 1995 and 1994. The Company's effective tax rate decreased to 33.2% in 1995 from 34.0% in 1994 as a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods. Management has evaluated the deferred tax assets as described in Note 5 to the Consolidated Financial Statements and has determined that it is more likely than not that certain reserve amounts are not expected to be realized as future tax benefits. Accordingly, a valuation allowance has been recorded and is evaluated by management quarterly.

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

1994 Results of Operations Compared with 1993

         Net sales in 1994 were $181.4 million, up 15.7% compared with $156.9 million in 1993. Net sales increases resulting from higher unit sales of new and existing products occurred in several product families, including Timekeeping, Telecommunications, Automatic Identification, System Extension, Microcontrollers and Silicon Timed Circuits.

         Export sales accounted for 38% and 34% of total net sales in 1994 and 1993, respectively. Export sales were almost evenly divided between Europe and the Far East.

         Cost of sales were $90.3 and $78.1 million in 1994 and 1993, respectively. Gross margins remained constant at 50.2% for the fiscal years ended 1994 and 1993.

         R&D expenses increased to $22.7 million or 12.5% and $19.4 million or 12.4% of net sales in 1994 and 1993, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits from increased headcount. The Company introduced 25 new base products in 1994 compared with 21 new base product introductions in 1993. The cumulative number of base products introduced by the Company totaled 215 at fiscal year end 1994.

         SG&A expenses were $26.5 million and $22.6 million in 1994 and 1993, respectively. The increase consists primarily of increased salaries and benefits, and sales commissions to support higher sales volume.

         Operating income in 1994 was $41.9 million, up 13.8% from $36.8 million in 1993. Operating income as a percentage of net sales (operating margin) decreased to 23.1% in 1994 from 23.4% in 1993. The decrease resulted from higher operating expenses as a percentage of net sales in 1994.

         Net interest income was $3.1 and $2.9 million in 1994 and 1993, respectively. Net interest income increased due to higher interest rates on lower average cash balances and decreased interest expense resulting from the expiration of all capital lease obligations.

         Provision for income taxes was $15.3 million in 1994 and $14.1 million in 1993. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $0.2 and $1.8 million for 1994 and 1993, respectively. The Company's effective tax rate decreased to 34.0% in 1994 from 35.5% in 1993 as a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods, partially offset by the enactment of the 1993 Omnibus Budget Reconciliation Act.

Financial Condition

         The Company's cash and short-term investments totaled $69.3 million at December 31, 1995, compared with $64.5 million at January 1, 1995. The increase in cash and short-term investments was primarily the result of net cash provided from operations ($54.2 million), offset by investments in property, plant and equipment ($49.3 million). The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

         The current ratio at fiscal year end 1995 decreased to 4.3, compared with 5.3 at fiscal year end 1994, primarily due to an increase in accounts payable resulting from increased capital additions and inventories in the fourth quarter of 1995. The Company expects to fund its 1996 capital needs primarily with cash flows from operations, supplemented where appropriate with existing cash and short-term investments or external financing.

         Gross capital additions to property, plant and equipment in 1995 totaled $49.3 million, compared with $44.7 million in 1994. The 1995 capital additions included $4.4 million in building purchases near its facilities in Dallas. As of December 31, 1995, the Company owned 479,000 square feet of building space and 30.8 acres of land in Dallas. In addition, the Company continues to lease 35,000 square feet of building space. Capital additions in 1995 included $18.6 million in capital expenditures for wafer fabrication ("fab") equipment and $18.9 million for manufacturing and test equipment. Since the completion of the fab expansion in 1994, the Company's wafer fabrication capacity has initially increased by 45 percent.

         Capital expenditures in 1996 will approximate $70.0 million and will be used primarily for fab, manufacturing and test equipment, and computer hardware and software.

         In August 1994, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of December 31, 1995, 207,800 shares at a cumulative average price of $15.92, totaling $3,308,000, have been purchased pursuant to this stock repurchase plan.

         In January 1995, the Board of Directors authorized the initiation of a quarterly dividend program. Total dividends paid in 1995 were $.10 per share or $2,610,000. On January 26, 1996 the Board of Directors increased its annual cash dividend on the Company's common stock from $.10 to $.12 per share. The board also declared a quarterly cash dividend of $.03 on each outstanding share of its common stock, payable on March 1, 1996 to holders of record on February 15, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                                                            Fiscal years ended
                                                        -----------------------------------------------------------
                                                        December 31,            January 1,              January 2,
                                                            1995                   1995                    1994
                                                        ------------            -----------            ------------
Net sales                                                 $  233,274             $  181,432              $  156,869

Operating costs and expenses

   Cost of sales                                             117,615                 90,289                  78,051

   Research and development                                   28,602                 22,651                  19,402

   Selling, general, and administrative                       35,483                 26,584                  22,588
                                                          ----------             ----------              -----------

Operating income                                              51,574                 41,908                  36,828

Interest income, net                                           3,366                  3,165                   2,825
                                                          ----------             ----------              -----------

Income before income taxes                                    54,940                 45,073                  39,653

Provision for income taxes                                    18,258                 15,325                  14,062
                                                          ----------             ----------              -----------

Net income                                                $   36,682             $   29,748              $   25,591
                                                          ==========             ==========              ==========

Net income per common share                               $     1.32             $     1.09              $     0.95
                                                          ==========             ==========              ==========

Weighted average common and common
equivalent shares outstanding                                 27,762                 27,288                  26,949
                                                          ==========             ==========              ==========

Dividends declared per share                              $     0.10                     --                      --
                                                          ==========             ==========              ==========

See accompanying notes

                          CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                                                               December 31,            January 1,
                                                                                   1995                   1995
                                                                             ----------------       ----------------
ASSETS
------
Current assets:
   Cash and short-term investments                                                  $ 69,304              $ 64,520
   Accounts receivable, less allowance for doubtful accounts of $375 and
          $323 at fiscal year end 1995 and 1994, respectively                         36,702                28,330
   Inventories                                                                        48,290                40,453
   Deferred tax assets                                                                 2,774                 2,561
   Other current assets                                                                4,216                 3,730
                                                                                    --------              --------
      Total current assets                                                           161,286               139,594
Property, plant and equipment, at cost:                                              213,562               164,233
   Less accumulated depreciation                                                    (106,735)              (85,391)
                                                                                    --------              --------
   Property, plant and equipment, net                                                106,827                78,842
Other assets                                                                           4,312                 2,791
                                                                                    --------              --------
                                                                                    $272,425              $221,227
                                                                                    ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                                 $ 20,418              $ 14,827
   Accrued salaries and benefits                                                       8,544                 5,328
   Accrued taxes other than income                                                     2,337                 2,486
   Other accrued liabilities                                                           3,804                 2,712
   Income taxes payable                                                                2,340                 1,121
                                                                                    --------              --------
      Total current liabilities                                                       37,443                26,474

Stockholders' equity:
   Preferred stock, $0.10 par value; 5,000,000 shares authorized;
      no shares issued and outstanding
   Common stock, $0.02 par value; 40,000,000 shares authorized;
      issued:
      26,438,883 shares issued at December 31, 1995, and
      25,575,586 shares issued at January 1, 1995                                        529                   511
   Additional paid-in capital                                                         85,900                80,562
   Retained earnings                                                                 150,034               115,962

   Treasury stock shares at cost:
      83,425 shares at December 31, 1995
      153,900 shares at January 1, 1995                                               (1,481)               (2,282)
                                                                                    --------              --------
      Total stockholders' equity                                                     234,982               194,753
                                                                                    --------              --------
                                                                                    $272,425              $221,227
                                                                                    ========              ========

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                                                                Fiscal years ended
                                                                                ------------------
                                                                 December 31,           January 1,        January 2,
                                                                    1995                  1995              1994
                                                                ------------           -----------       -----------
Cash Flows from Operating Activities:
Net income                                                       $   36,682            $   29,748         $   25,591
Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation                                                      21,344                15,292             13,922
   Deferred tax benefit                                                (213)                 (195)            (1,786)
   Increase in accounts receivable                                   (8,372)               (4,979)            (5,541)
   Increase in inventories                                           (7,837)               (9,848)            (4,780)
   Increase in other current assets                                    (486)               (1,179)              (511)
   Increase (decrease) in accounts payable                            5,591                 5,319               (895)
   Increase (decrease) in accrued salaries and benefits               3,216                   270               (173)
   (Decrease) increase in accrued taxes other than
      income                                                           (149)                  624                277
   Increase in other accrued liabilities                              1,092                   895              1,193
   Increase (decrease) in income taxes payable                        3,354                  (658)             2,938
                                                                 ----------            ----------         ----------

Net cash provided by operating activities                            54,222                35,289             30,235
                                                                 ----------            ----------         ----------


Cash Flows from Investing Activities:
Additions to property, plant and equipment                          (49,329)              (44,743)           (21,091)
Increase in other assets                                             (1,521)                 (784)               (36)
                                                                 ----------            ----------         ----------

Net cash used by investing activities                               (50,850)              (45,527)           (21,127)
                                                                 ----------            ----------         ----------



Cash Flows from Financing Activities:
Repayments of capitalized lease obligations and long-
   term debt                                                             --                  (194)            (1,095)

Proceeds from issuance of common stock upon exercise of
   stock options and other                                            5,048                   961              2,461
Purchase of treasury stock                                           (1,026)               (2,282)                --
Dividends paid to shareholders                                       (2,610)                   --                 --
                                                                 ----------            ----------         ----------
Net cash (used) provided by financing activities                      1,412                (1,515)             1,366
                                                                 ----------            ----------         ----------


Net increase (decrease) in cash and short-term
   investments                                                        4,784               (11,753)            10,474
Cash and short-term investments at beginning of year                 64,520                76,273             65,799
                                                                 ----------            ----------         ----------
Cash and short-term investments at end of year                   $   69,304            $   64,520         $   76,273
                                                                 ==========            ==========         ==========


Cash payments for:
   Income taxes                                                  $   15,117            $   15,846         $   12,911

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Three years ended December 31, 1995
                                  (Thousands)



                                              Common Stock      Additional              Treasury
                                          -------------------    paid-in      Retained    stock
                                          Shares       Amount    capital      earnings   at cost      Total
                                          ------       ------    -------      --------   -------      -----
Balance at January 3, 1993                24,803       $496      $74,556      $60,623    $     --   $135,675
Issuance of common stock                     556         11        2,450           --          --      2,461
Tax benefit from stock option                 --         --        1,811           --          --      1,811
  exercises
Net income                                    --         --           --       25,591          --     25,591
                                          ------       ----      -------     --------     --------  --------
Balance at January 2, 1994                25,359        507       78,817       86,214          --    165,538
Issuance of common stock                     217          4          957           --          --        961
Treasury stock                              (154)        --           --           --      (2,282)    (2,282)
Tax benefit from stock option                 --         --          788           --          --        788
  exercises
Net income                                    --         --           --       29,748          --     29,748
                                          ------       ----      -------     --------     --------  --------
Balance at January 1, 1995                25,422        511       80,562      115,962      (2,282)   194,753
Issuance of common stock                     987         18        3,203           --       1,827      5,048
Treasury stock                               (54)        --           --           --      (1,026)    (1,026)
Tax benefit from stock option                 --         --        2,135           --          --      2,135
  exercises
Dividends declared                            --         --           --       (2,610)         --     (2,610)
Net income                                    --         --           --       36,682          --     36,682
                                          ------       ----      -------     --------     --------  --------
Balance at December 31, 1995              26,355       $529      $85,900     $150,034     ($1,481)  $234,982
                                          ======       ====      =======     ========     ========  ========


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

Export sales, principally to customers in Europe and the Far East, represented approximately 39%, 38%, and 34% of net sales in 1995, 1994, and 1993 respectively. Sales to domestic distributors comprised approximately 34%, 34%, and 35% of net sales in 1995, 1994, and 1993 respectively. In 1995, 1994 and 1993 one distributor accounted for $26,081,000 or 11%, $18,641,000 or 10%, and
$20,577,000 or 13% of net sales, respectively. No other distributor or original equipment manufacturer ("OEM") customer accounted for 10% or more of net sales in the years presented.

2.       Significant Accounting Policies

Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 1995, a 52-week year, ended December 31, 1995. Fiscal years 1994 and 1993 ended January 1, 1995 and January 2, 1994, respectively.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of estimates from which actual results could vary.

Cash and short-term investments. During 1995, the Company classified its cash equivalents and short-term investments as current. Cash and short-term investments consist of municipal bonds and money market funds, U.S. government agency obligations and corporate notes. At December 31, 1995 and January 1, 1995 cash and short-term investments which had a maturity of greater than 90 days when purchased were $67,958 and $57,415, respectively. Such investments are carried at amounts which approximate their fair market value. The Company places its investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in one instrument.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

Depreciation. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings, five to ten years on building improvements and two to five years for computer hardware, software, and machinery and equipment.

Start-up costs. In 1994, a $26.1 million wafer fabrication ("fab") expansion was completed. Fab start-up costs were expensed as incurred. Depreciation of the fab expansion began on October 3, 1994 when the fab was ready for its intended purpose.

Revenue recognition. Sales are recognized upon shipment to distributors and to OEM customers. Sales to domestic distributors are made under distributor agreements which provide the distributor certain price reduction and return and allowance rights. Such sales are reduced for estimated future price reductions and returns.

Research and development. Research and development costs are charged to operations when incurred.

Net income per common share. Net income per common share is computed based upon net income and the weighted average number of shares of common stock and dilutive common equivalent shares outstanding. Common equivalent shares assume the exercise of all dilutive stock options and warrants. The difference between primary and fully diluted net income per common and common equivalent share was not material in any year.

Income taxes. Taxes are reported under Statement of Financial Accounting Standards No. 109 and, accordingly, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

Concentration of credit risk. The Company markets its products for sale to OEMs and distributors primarily in the United States, Europe, and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is currently evaluating the impact of this new standard and has not yet determined the method of implementation. As of December 31, 1995, the Company's financial statements do not include any effect of the new standard.

3.       Balance Sheet Detail

(Thousands)                                                                        Fiscal years ended
                                                                                   ------------------

                                                                            December 31,        January 1,
                                                                                1995               1995
                                                                           --------------      ------------
Inventories:
   Raw materials                                                              $    7,765         $    5,596
   Work-in-process                                                                30,120             23,727
   Finished goods                                                                 10,405             11,130
                                                                               ---------          ---------
                                                                              $   48,290         $   40,453
                                                                              ==========         ==========
Property, plant and equipment:
   Land and land improvements                                                 $    6,963         $    5,400
   Building and improvements                                                      35,735             28,617
   Machinery and equipment                                                       170,864            130,216
                                                                               ---------          ---------
                                                                               $ 213,562         $  164,233
                                                                               =========          =========
Accrued salaries and benefits:
   Salaries, benefits and other                                               $    5,296         $    2,860
   Sales commissions                                                               3,248              2,468
                                                                              ----------         ----------
                                                                              $    8,544         $    5,328
                                                                              ==========         ==========
Accrued taxes other than income:
   Ad valorem taxes                                                           $    2,030         $    1,812
   Other                                                                             307                674
                                                                              ----------         ----------
                                                                              $    2,337         $    2,486
                                                                              ==========         ==========

4.       Stockholders' Equity

Stock options. In August 1984, the Company adopted the 1984 Stock Option Plan (the "1984 Plan") under which, as amended, an aggregate of 2,220,919 shares of common stock has been reserved for issuance. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 4,860,000 shares of common stock has been reserved for issuance. All options have been granted at no less than 100% of the fair market value of the stock at the date of grant. As of December 31, 1995, the 1984 Plan and the 1987 Plan had options outstanding ranging from $.70 to $6.25 and $2.00 to $22.125, respectively. The options generally are nontransferable and expire no later than ten years (for the 1984 Plan) and eleven years (for the 1987 Plan) from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the 1984 Plan and the 1987 Plan vest based upon years of service, generally four years. Upon termination of a participant's employment, the Company reserves the right to repurchase the nonvested portion of the stock held by the employee, at the original option price.

On April 26, 1994, the 1993 Officer and Director Stock Option Plan ("1993 Plan") was approved by the stockholders. The 1993 Plan initially reserved an aggregate of 2,300,000 shares for issuance and provides for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1993 Plan provision, 253,586, 254,216 and 263,555 shares were reserved for issuance on January 1st, 1994, 1995, and 1996, respectively. These shares are reflected in the outstanding options table below in the year authorized. Under the 1993 Plan, as of December 31, 1995, 2,219,000 options were outstanding at fair market values ranging from $14.75 to $16.50.

Total shares reserved for future issuance upon exercise of options are 6,226,775. Additional information with respect to stock options under the 1984, 1987, and 1993 Plans is as follows:

                                                                             Outstanding Options
                                                                             -------------------
                                              Options
                                              Available                Number of                Aggregate
                                              for Grant                 Shares                    Price
                                             -------------          --------------           ---------------
January 3, 1993                                  467,677                3,825,931             $19,246,374
   Options authorized                          3,053,586                     --                      --
   Options granted                            (2,877,880)               2,877,880              42,678,829
   Options exercised                                --                   (495,501)             (2,139,375)
   Options cancelled                              23,128                  (23,128)               (203,972)
                                              ----------                ---------              ----------
January 2, 1994                                  666,511                6,185,182              59,581,856
   Options authorized                            254,216                     --                      --
   Options granted                              (286,810)                 286,810               4,520,271
   Options exercised                                --                   (216,907)               (960,528)
   Options cancelled                              28,407                  (28,407)               (386,663)
   Options expired                               (16,110)                    --                      --
                                              ----------                ---------              ----------
January 1, 1995                                  646,214                6,226,678              62,754,936
   Options authorized                            263,555                     --                      --
   Options granted                              (173,000)                 173,000               2,966,850
   Options exercised                                --                   (909,672)             (4,188,069)
   Options cancelled                             202,499                 (202,499)             (2,935,700)
                                              ----------                ---------              ----------
December 31, 1995                                939,268                5,287,507             $58,598,017
                                              ==========                =========             ===========


In August 1994, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of December 31, 1995, 207,800 shares at a cumulative average price of $15.92, totaling $3,308,000 have been purchased pursuant to this stock repurchase program and recorded using the cost method.

5.       Income Taxes

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands):

                                                                     Fiscal Years Ended
                                                                     ------------------
                                               December 31,              January 1,             January 2,
                                                   1995                     1995                   1994
                                              -------------            -------------           ------------
Provision at statutory rate                     $    19,229            $    15,777            $    13,878
State and environmental taxes, net of
   federal benefit                                      743                    675                    570
Tax exempt foreign sales corporation
   income                                            (1,054)                  (958)                  (666)
Other                                                  (660)                  (169)                   280
                                                -----------             ----------            -----------
Provision for income taxes                      $    18,258             $   15,325            $    14,062
                                                ===========             ==========            ===========

The components of the provision for income taxes are as follows (in thousands):

                                                                Fiscal Year Ended
                                                                -----------------
                                         December 31,              January 1,                January 2,
                                             1995                     1995                      1994
                                        --------------          -----------------          ---------------
Current provision                             $18,471                  $15,520                   $15,848
Deferred benefit                                 (213)                    (195)                   (1,786)
                                              -------                  -------                   -------
Provision for income taxes                    $18,258                  $15,325                   $14,062
                                              =======                  =======                   =======

Current state amounts included in the provision for income taxes include $1,200,000, $1,266,000, and $950,000 for the years ended 1995, 1994, and 1993, respectively.

The components of the net deferred tax assets are as follows (in thousands):

                                                       Fiscal Year Ended
                                                       -----------------
                                             December 31,             January 1,
                                                1995                     1995
                                            ------------             ------------
Sales and inventory reserves                  $ 5,277                  $ 4,884
Accrued expenses and other                      3,234                    1,819
Valuation allowance                            (3,973)                  (3,973)
                                              -------                  -------
Deferred tax assets                             4,538                    2,730
Deferred tax liability                         (1,764)                    (169)
                                              -------                  -------
Net deferred tax asset                        $ 2,774                  $ 2,561
                                              =======                  =======


The valuation allowance of $3,973,000 was established as the future benefits of certain reserves are not assured.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

  We have audited the accompanying consolidated balance sheets of Dallas Semiconductor Corporation as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation as of December 31, 1995 and January 1, 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                 /s/ Ernst & Young LLP


Dallas, Texas
January 11, 1996

                          SUPPLEMENTARY FINANCIAL DATA

                                     (Unaudited) (Thousands except per share amounts)
                                                       Fiscal Years
                                             1994 and 1995 by fiscal quarter
                                             -------------------------------
                                              1994                                             1995
                           ----------------------------------------------------------------------------------------------
                             1st         2nd         3rd         4th         1st         2nd         3rd          4th
                           ----------------------------------------------------------------------------------------------
Operating Summary:
Net sales                    $43,183     $45,041      $45,201     $48,007     $52,035     $57,036     $60,512     $63,691
Cost of sales                 21,331      22,361       22,556      24,041      26,045      28,818      30,429      32,323
Operating income              10,315      10,484       10,386      10,723      11,553      12,523      13,355      14,143
Income from
  income taxes                11,113      11,356       11,162      11,442      12,286      13,312      14,249      15,093
Net income                     7,334       7,495        7,367       7,552       8,170       8,853       9,547      10,112
Net income per share         $  0.27     $  0.27      $  0.27     $  0.28     $  0.30     $  0.32     $  0.34     $  0.36


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 23, 1996, is incorporated herein by reference. Additional information with respect to executive officers of the Company is found in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

  The sections entitled "Director Compensation" and "Executive Compensation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 23, 1996 (other than the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among the Company, S&P 500 Index and S&P Semiconductor Index"), is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The sections entitled "Certain Beneficial Owners" and "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 23, 1996, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The subsection entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 23, 1996, is incorporated herein by reference.

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

                                                                                 Pages in this Annual
                                                                                  Report on Form 10-K
                                                                                 ---------------------
Consolidated Statements of Income for each of the three fiscal years
in the period ended December 31, 1995                                                       18
Consolidated Balance Sheets at December 31, 1995 and January 1, 1995                        19

Consolidated Statements of Cash Flows for each of the three fiscal
years in the period ended December 31, 1995                                                 20
Consolidated Statements of Stockholders' Equity for each of the three
fiscal years in the period ended December 31, 1995                                          21
Notes to Consolidated Financial Statements                                                 22-26

Report of Ernst & Young LLP, Independent Auditors                                           27



  The following consolidated financial statement schedule of Dallas Semiconductor Corporation is included on the page set forth below:

                                                                                          Page in this
                                                                                         Annual Report
                                                                                          on Form 10-K
                                                                                          ------------
Schedule VIII - Valuation Qualifying Accounts . . . . . . . . . . . . . . . . . .             S-1

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

  (b) Reports on Form 8-K

  None.

  (c) Exhibits

                       Previously Filed*
              ---------------------------------
              With File
Exhibit       Number                   As Exhibit  Description
-------       ---------                ----------  -----------
3(a)-1        33-16924                  3(a)-3     Restated Certificate of Incorporation of the Registrant
3(a)-2        Amdt. No. 2 to            3(a)-4     Amendment to Restated Certificate of Incorporation of the
              Form 10 0-16170                      Registrant
3(b)          Amdt. No. 2 to            3(b)-1     Bylaws of the Registrant, as amended
              Form 10 0-16170
4(a)          1989 10-K 1-10464         4(a)       Specimen form of Certificate for Common Stock of the
                                                   Registrant
4(b)          33-16924                  4          Specimen form of Certificate for Common Stock of the
                                                   Registrant
**10(a)-1     33-16924                  10(a)      1984 Stock Option Plan of the Registrant, as amended
**10(a)-2     33-24372                  4.3.1      Form of Incentive Stock Option Agreement relating to 1984
                                                   Stock Option Plan, as amended
**10(a)-3     33-24372                  4.3.2      Form of Non-Qualified Stock Option Agreement relating to 1984
                                                   Stock Option Plan, as amended
**10(b)-1     1991 10-K 1-10464         10(b)-1    Amended and Restated 1987 Stock Option Plan of the Registrant
**10(b)-2     33-24372                  4.4.1      Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as
                                                   amended
**10(b)-3     33-24372                  4.4.2      Form of Non-Qualified Stock Option Agreement relating to
                                                   options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-4     1988 10-K 0-16170         10(b)-5    Form of Non-Qualified Stock Option Agreement relating to 1987
                                                   Stock Option Plan, as amended (as granted on October 20, 1988)
**10(b)-5     1989 10-K 1-10464         10(b)-6    Forms of Non-Qualified Stock Option Agreements relating to options granted to employees under the 1987 Stock Option Plan
                                                   (as approved by the Compensation Committee of the Board of
                                                   Directors of the Registrant on March 27, 1989)
**10(b)-6     1989 10-K 1-10464         10(b)-7    Forms of Non-Qualified Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the
                                                   Registrant on March 27, 1989)
**10(b)-7     1989 10-K 1-10464         10(b)-8    Forms of Incentive Stock Option Agreements relating to options granted to director-level employees and officers of the
                                                   Registrant under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the
                                                   Registrant on March 27, 1989)
**10(c)-1     1989 10-K 1-10464         10(b)-9    Form of Special Option entered into by and between the
                                                   Registrant and certain non-employee director optionees

**10(d)-1     1988 10-K 0-16170        10(c)-2    Form of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-2     1989 10-K 1-10464        10(c)-2    Forms of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-3     1989 10-K 1-10464        10(c)-3    Form of Amendment to Shareholder's Agreement between the
                                                  Registrant and employee stockholders
**10(e)       1992 10-K 1-10464        10(e)      Officer and Key Employee Compensation Plan
**10(f)-1     1993 10-K 1-10464        10(f)-1    1993 Officer and Director Stock Option Plan of the Registrant
**10(f)-2     1993 10-K 1-10464        10(f)-2    Form of Stock Option Agreement relating to options granted to non-employee directors of the Registrant under the 1993
                                                  Officer and Director Stock Option Plan
**10(f)-3     1993 10-K 1-10464        10(f)-3    Form of Stock Option Agreement relating to options granted to officers and employee directors of the Registrant under the
                                                  1993 Officer and Director Stock Option Plan
**10(g)       1993 10-K 1-10464        10(g)      Executive Bonus Plan
10(h)         33-16924                 10(n)      Form of Indemnification Agreement between the Registrant and its officers and directors
10(i)         1992 10-K 1-10464                   Lease Agreement by and between O.B. English, as Landlord, and the Registrant, as Tenant, dated November 3, 1992 (4352 North
                                                  Beltwood Parkway)
21            1990 10-K 1-10464        22         Subsidiaries of the Registrant
+23                                               Consent of Independent Auditors
+27                                               Financial Data Schedule

____________________

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


Dated:  March 4, 1996
                           DALLAS SEMICONDUCTOR CORPORATION


                           By:  /s/C.V. Prothro
                               -------------------------------------------------
                               C.V. Prothro, Chairman of the Board of Directors, President and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                      Title                             Date
                 ---------                                      -----                             ----
/s/C.V. Prothro                            Chairman of the Board of Directors,           March 4, 1996
---------------------------------------    President and Chief Executive Officer
C.V. Prothro
/s/Alan P. Hale                            Vice President - Finance                      March 4, 1996
---------------------------------------
Alan P. Hale
/s/Chao C. Mai                             Senior Vice President and Director            March 4, 1996
---------------------------------------
Chao C. Mai
/s/Michael L. Bolan                        Vice President - Marketing and Product        March 4, 1996
---------------------------------------
Michael L. Bolan                           Development and Director
/s/Richard L. King                         Director                                      March 4, 1996
---------------------------------------
Richard L. King
/s/M.D. Sampels                            Director                                      March 4, 1996
---------------------------------------
M.D. Sampels
/s/Carmelo J. Santoro                      Director                                      March 4, 1996
---------------------------------------
Carmelo J. Santoro
/s/Elmo R. Zumwalt, Jr.                    Director                                      March 4, 1996
---------------------------------------
Elmo R. Zumwalt, Jr.

                                                                   SCHEDULE VIII

                        DALLAS SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended January 2, 1994, January 1, 1995
                             and December 31, 1995

                                                              Additions
                                             Balance at       charged to                           Balance
                                             beginning        costs and                            at end
Classification                               of period        expenses        Deductions          of period
--------------                              -----------     ------------      ----------          ---------
Allowance for doubtful accounts:
         1993                                $  285,000     $     53,000      $      28,000        $  310,000
         1994                                $  310,000     $     34,000      $      21,000        $  323,000
         1995                                $  323,000     $     60,500      $       8,500        $  375,000
Distributor returns and allowances:
         1993                                $4,476,000     $ 26,030,000      $  22,861,000        $7,645,000
         1994                                $7,645,000     $ 34,840,000      $  34,007,000        $8,478,000
         1995                                $8,478,000     $ 37,073,000      $  35,618,000        $9,933,000
Inventory Reserve:
         1993                                $3,489,000     $    625,000                 --        $4,114,000
         1994                                $4,114,000               --                 --        $4,114,000
         1995                                $4,114,000     $  1,136,000                 --        $5,250,000

                              INDEX TO EXHIBITS


                       Previously Filed*
              ---------------------------------
              With File
Exhibit       Number                   As Exhibit  Description
-------       ---------                ----------  -----------
3(a)-1        33-16924                  3(a)-3     Restated Certificate of Incorporation of the Registrant
3(a)-2        Amdt. No. 2 to            3(a)-4     Amendment to Restated Certificate of Incorporation of the
              Form 10 0-16170                      Registrant
3(b)          Amdt. No. 2 to            3(B)-1     Bylaws of the Registrant, as amended
              Form 10 0-16170
4(a)          1989 10-K 1-10464         4(a)       Specimen form of Certificate for Common Stock of the
                                                   Registrant
4(b)          33-16924                  4          Specimen form of Certificate for Common Stock of the
                                                   Registrant
**10(a)-1     33-16924                  10(a)      1984 Stock Option Plan of the Registrant, as amended
**10(a)-2     33-24372                  4.3.1      Form of Incentive Stock Option Agreement relating to 1984
                                                   Stock Option Plan, as amended
**10(a)-3     33-24372                  4.3.2      Form of Non-Qualified Stock Option Agreement relating to 1984
                                                   Stock Option Plan, as amended
**10(b)-1     1991 10-K 1-10464         10(b)-1    Amended and Restated 1987 Stock Option Plan of the Registrant
**10(b)-2     33-24372                  4.4.1      Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as
                                                   amended
**10(b)-3     33-24372                  4.4.2      Form of Non-Qualified Stock Option Agreement relating to
                                                   options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-4     1988 10-K 0-16170         10(b)-5    Form of Non-Qualified Stock Option Agreement relating to 1987
                                                   Stock Option Plan, as amended (as granted on October 20, 1988)
**10(b)-5     1989 10-K 1-10464         10(b)-6    Forms of Non-Qualified Stock Option Agreements relating to options granted to employees under the 1987 Stock Option Plan
                                                   (as approved by the Compensation Committee of the Board of
                                                   Directors of the Registrant on March 27, 1989)
**10(b)-6     1989 10-K 1-10464         10(b)-7    Forms of Non-Qualified Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the
                                                   Registrant on March 27, 1989)
**10(b)-7     1989 10-K 1-10464         10(b)-8    Forms of Incentive Stock Option Agreements relating to options granted to director-level employees and officers of the
                                                   Registrant under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the
                                                   Registrant on March 27, 1989)
**10(c)-1     1989 10-K 1-10464         10(b)-9    Form of Special Option entered into by and between the
                                                   Registrant and certain non-employee director optionees

**10(d)-1     1988 10-K 0-16170        10(c)-2    Form of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-2     1989 10-K 1-10464        10(c)-2    Forms of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-3     1989 10-K 1-10464        10(c)-3    Form of Amendment to Shareholder's Agreement between the
                                                  Registrant and employee stockholders
**10(e)       1992 10-K 1-10464        10(e)      Officer and Key Employee Compensation Plan
**10(f)-1     1993 10-K 1-10464        10(f)-1    1993 Officer and Director Stock Option Plan of the Registrant
**10(f)-2     1993 10-K 1-10464        10(f)-2    Form of Stock Option Agreement relating to options granted to non-employee directors of the Registrant under the 1993
                                                  Officer and Director Stock Option Plan
**10(f)-3     1993 10-K 1-10464        10(f)-3    Form of Stock Option Agreement relating to options granted to officers and employee directors of the Registrant under the
                                                  1993 Officer and Director Stock Option Plan
**10(g)       1993 10-K 1-10464        10(g)      Executive Bonus Plan
10(h)         33-16924                 10(n)      Form of Indemnification Agreement between the Registrant and its officers and directors
10(i)         1992 10-K 1-10464                   Lease Agreement by and between O.B. English, as Landlord, and the Registrant, as Tenant, dated November 3, 1992 (4352 North
                                                  Beltwood Parkway)
21            1990 10-K 1-10464        22         Subsidiaries of the Registrant
+23                                               Consent of Independent Auditors
+27                                               Financial Data Schedule

____________________

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