Form 10-Q
period 1996-03-31
DALLAS SEMICONDUCTOR CORP
filed 1996-05-10
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   March 31, 1996
                                     --------------

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

Number of shares outstanding of the registrant's Common Stock as of May 5, 1996: 26,394,129.
              -----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
- -------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                    Page No.
- -------     ------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three months ended March 31, 1996 and April 2, 1995 .................  3

 Condensed Consolidated Balance Sheets
  March 31, 1996 (Unaudited) and December 31, 1995 ....................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three months ended March 31, 1996 and April 2, 1995 .................  5

 Notes to Condensed Consolidated Financial Statements .................  6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------     ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ......... 7 - 8
            ----------------------------------------------

PART II.    OTHER INFORMATION
- --------    -----------------
Items 1. through 6.  ..................................................  9
- -------------------

SIGNATURE ............................................................. 10
- ---------

EXHIBIT 27. ART. 5 FDS 1ST QUARTER 10-Q ............................... 11
- ---------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     --------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                  Three months ended
                                                 --------------------
                                                 Mar. 31,     Apr. 2,
(Thousands except per share amounts)               1996        1995
- ------------------------------------             --------    --------
Net sales                                        $ 65,584    $ 52,035

Operating costs and expenses:
 Cost of sales                                     33,697      26,045
 Research and development                           7,875       6,532
 Selling, general and administrative                9,794       7,905
                                                 --------    --------
 Total                                             51,366      40,482
                                                 --------    --------
Operating income                                   14,218      11,553
Interest income, net                                  800         733
                                                 --------    --------
Income before income taxes                         15,018      12,286
Provision for income taxes                          4,956       4,116
                                                 --------    --------
Net income                                       $ 10,062    $  8,170
                                                 ========    ========
Net income per share                             $    .36    $    .30
                                                 ========    ========
Weighted average common and common
equivalent shares outstanding                      27,959      27,243
                                                 ========    ========

Dividends declared per share                     $    .03    $   .025
                                                 ========    ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  Mar. 31,   Dec. 31,
(Thousands except share amounts)                    1996       1995
- -----------------------------------------------  ---------  ---------
                                                (unaudited)
Assets

Current assets:
 Cash and short-term investments                 $ 60,845    $ 69,304
 Accounts receivable, net                          40,482      36,702
 Inventories                                       52,343      48,290
 Deferred tax assets                                2,233       2,774
 Other current assets                               4,676       4,216
                                                 --------    --------
Total current assets                              160,579     161,286

Property, plant and equipment, at cost:
 Land                                               6,963       6,963
 Building and improvements                         37,939      35,735
 Machinery and equipment                          188,614     170,864
                                                 --------    --------
                                                  233,516     213,562
Less accumulated depreciation                    (113,130)   (106,735)
                                                 --------    --------
   Property, plant and equipment, net             120,386     106,827

Other assets                                        5,034       4,312
                                                 --------    --------
                                                 $285,999    $272,425
                                                 ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                $ 26,399    $ 20,418
 Accrued salaries and benefits                      4,962       8,544
 Accrued taxes other than income                    1,001       2,337
 Other accrued liabilities                          3,219       3,804
 Income taxes payable                               5,988       2,340
                                                 --------    --------
 Total current liabilities                         41,569      37,443

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                           ---         ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    26,473,536 shares at March 31, 1996, and
    26,438,883 shares at December 31, 1995            529         529
 Additional paid-in capital                        86,215      85,900
 Retained earnings                                159,304     150,034
 Treasury stock, shares at cost:
    91,525 shares at March 31, 1996 and
    83,425 shares at December 31, 1995             (1,618)     (1,481)
                                                 --------    --------
 Total stockholders' equity                       244,430     234,982
                                                 --------    --------
                                                 $285,999    $272,425
                                                 ========    ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                  Three Months Ended
                                                 --------------------
                                                  Mar. 31,    Apr. 2,
(Thousands)                                         1996       1995
- --------------------------------------------     --------    --------
Cash flows from operating activities:
Net income                                       $ 10,062     $ 8,170
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                      6,395       4,907
 Deferred tax expense (benefit)                       541         (68)
 Increase in receivables                           (3,780)     (1,716)
 Increase in inventories                           (4,053)     (4,672)
 (Increase) decrease in other current assets         (460)        552
 Increase (decrease) in accounts payable            5,981      (1,659)
 Decrease in accrued salaries and benefits         (3,582)       (542)
 Decrease in accrued taxes other than income       (1,336)     (1,554)
 Decrease in other accrued liabilities               (585)       (534)
 Increase in income taxes payable                   3,765       4,138
                                                 --------    --------
Net cash provided by operating activities          12,948       7,022
                                                 --------    --------
Cash flows from investing activities:
Additions to property, plant and equipment        (19,954)     (5,982)
Increase in other assets                             (722)       (549)
                                                 --------    --------
Net cash used by investing activities             (20,676)     (6,531)
                                                 --------    --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                      198       1,877
Purchase of treasury stock                           (137)       (420)
Dividend paid to shareholders                        (792)       (644)
                                                 --------    --------
Net cash (used) provided by financing activities     (731)        813
                                                 --------    --------
Net change in cash and short-term investments      (8,459)      1,304
Cash and short-term investments
  at beginning of period                           69,304      64,520
                                                 --------    --------
Cash and short-term investments at end of period $ 60,845    $ 65,824
                                                 ========    ========

Cash payments for income taxes                   $    650    $     47

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises              $    117    $    549

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 31, 1995. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period.


                                               Mar.  31,      Dec. 31,
2. INVENTORIES (Thousands)                       1996           1995
                                               --------      ---------
Raw materials                                  $  8,080       $  7,765
Work-in-process                                  32,894         30,120
Finished goods                                   11,369         10,405
                                               --------       --------
                                               $ 52,343       $ 48,290
                                               ========       ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.


3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense of $541,000 and deferred tax benefit of $68,000 for the first quarter of 1996 and 1995, respectively. The Company's effective tax rate decreased from 33.5% in the first quarter of 1995 to 33.0% in the first quarter of 1996. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

DALLAS SEMICONDUCTOR CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
Net sales for the first quarter of 1996 were $65,584,000 an increase of 26% over the first quarter of 1995. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families as shown in the table below:


NET SALES
(Millions)
- --------------------------------------------------------------------------
                                                                  Growth
Product Family       Q195    Q295    Q395    Q495    Q196      Q196 - Q195
- --------------------------------------------------------------------------
Telecom             $ 7.3   $ 7.6   $ 8.4    $ 9.2   $10.5          44%
NV SRAMs              8.3     8.2     8.5      7.7     9.9          19%
Other Families        9.7    10.3    10.7      9.6     9.6          -1%
PC Timekeeping        8.6     8.9     8.5     12.4     9.5          10%
Non-PC Timekeeping    5.5     7.6     7.9      7.7     9.1          65%
System Extension      6.0     6.5     7.4      7.6     7.1          18%
Microcontrollers      3.7     4.3     5.7      5.5     6.9          86%
Auto Identification   2.9     3.6     3.4      3.9     3.0           3%
- --------------------------------------------------------------------------
Company Total	  $52.0   $57.0   $60.5    $63.6   $65.6          26%
- --------------------------------------------------------------------------


Gross margins declined slightly in the first quarter of 1996 to 49% from 50% in the first quarter of 1995. The decline was a result of lower average selling prices and a sales-mix shift toward lower margin products.

Research and development ("R&D") expenses for the first quarter of 1996 increased 21% from the first quarter of 1995. The increase resulted primarily from increased personnel costs due to increased headcount.
R&D expenses as a percent of sales decreased from 13% in the first quarter of 1995 to 12% in the first quarter of 1996.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1996 increased 24% compared with the first quarter of 1995. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales, increased personnel costs and increased advertising expenditures.

Operating income for the first quarter of 1996 increased 23% over the same period in 1995. Operating income as a percent of sales remained constant at 22% for the three month periods ended March 31, 1996 and April 2, 1995.

Net interest income increased by $67,000 in the first quarter of 1996 compared with the first quarter of 1995. The increase resulted primarily from higher average cash balances during the first quarter of 1996. Changes in interest rates will continue to affect net interest income as will any substantial change in the amount of the Company's cash and short-term investments or borrowings.

DALLAS SEMICONDUCTOR CORPORATION

- ------------------------------
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense of $541,000 and a deferred tax benefit of $68,000 in the first quarter of 1996 and 1995, respectively.
The Company's effective tax rate decreased from 33.5% in the first quarter of 1995 to 33% in the first quarter of 1996. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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

FINANCIAL CONDITION
- -------------------
Cash and short-term investments were $60.8 million at the end of the first quarter of 1996, compared with $69.3 million at the end of fiscal year
1995. The decline in cash and short-term investments was primarily the result of net cash provided from operations during the quarter of $12.9 million offset by investments in property, plant, and equipment of $20.0 million.
The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $20.0 million in the first quarter of 1996, compared to $6.0 million for the same period of 1995. The higher level of capital expenditures related primarily to wafer fabrication and test equipment. Capital expenditures for 1996 are estimated to total approximately $65.0 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of March 31, 1996, a total of 215,900 shares, totalling $3,445,856 have been purchased pursuant to this stock repurchase program.

On March 1, 1996, a $.03 dividend was paid on each outstanding share of common stock to shareholders of record on February 15, 1996, totalling $793,000. On April 23, 1996, a $.03 dividend was declared on each outstanding share of common stock, payable on June 1, 1996, to shareholders of record on May 15, 1996.

The Company had no long-term debt at the end of the first quarter of 1996 or at the end of fiscal 1995.

DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION
- --------------------------
Items 1. - 5.
- -------------
 Not applicable.

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

Date:    May 10, 1996
         ------------