Form 10-Q
period 1996-06-30
DALLAS SEMICONDUCTOR CORP
filed 1996-08-09
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   June 30, 1996
                                     -------------

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

Number of shares outstanding of the registrant's Common Stock as of August 4, 1996: 26,462,776.
                 ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
- -------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                    Page No.
- -------     ------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three months and six months ended June 30, 1996 and July 2, 1995 ....  3

 Condensed Consolidated Balance Sheets
  June 30, 1996 (Unaudited) and December 31, 1995 .....................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six months ended June 30, 1996 and July 2, 1995 .....................  5

 Notes to Condensed Consolidated Financial Statements .................  6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------     ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ......... 7 - 9
            ----------------------------------------------

PART II.    OTHER INFORMATION
- --------    -----------------
Items 1. through 3.  .................................................. 10
- -------------------

Item 4.  Submission of Matters to a Vote of Security Holders .......... 10
- ------------------------------------------------------------

Items 5. through 6.   ................................................. 10
- -------------------

SIGNATURE ............................................................. 11
- ---------

EXHIBIT 27. ART. 5 FDS 2ND QUARTER 10-Q ............................... 12
- ---------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     --------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                        Three months         Six months
                                           ended                ended
                                      -----------------  ------------------
                                      Jun. 30,  Jul. 2,   Jun. 30,   Jul. 2,
(Thousands except per share amounts)   1996     1995       1996      1995
- ------------------------------------  -------  -------   --------  --------
Net sales                             $70,362  $57,036   $135,946  $109,071
Operating costs and expenses:
 Cost of sales                         37,263   28,818     70,960    54,863
 Research and development               8,409    6,957     16,284    13,489
 Selling, general, and administrative  10,427    8,738     20,221    16,643
                                      -------  -------   --------  --------
 Total costs and expenses              56,099   44,513    107,465    84,995
                                      -------  -------   --------  --------
Operating income                       14,263   12,523     28,481    24,076
Interest income, net                      748      789      1,548     1,522
                                      -------  -------   --------  --------
Income before income taxes             15,011   13,312     30,029    25,598
Provision for income taxes              4,954    4,459      9,910     8,575
                                      -------  -------   --------  --------
Net income                            $10,057  $ 8,853   $ 20,119  $ 17,023
                                      =======  =======   ========  ========
Net income per share                  $  0.36  $  0.32   $   0.72  $   0.62
                                      =======  =======   ========  ========
Weighted average common and common
equivalent shares outstanding          27,951   27,674     27,955    27,459
                                      =======  =======   ========  ========

Dividends declared per share          $  0.03  $ 0.025   $   0.06  $   0.05
                                      =======  =======   ========  ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    Jun. 30,    Dec. 31,
(Thousands except share amounts)                      1996        1995
- --------------------------------------------        --------    --------
                                                   (Unaudited)
Assets

Current assets:
 Cash and short-term investments                    $ 56,666    $ 69,304
 Accounts receivable, net                             39,911      36,702
 Inventories                                          57,069      48,290
 Deferred tax assets                                     960       2,774
 Other current assets                                  4,220       4,216
                                                    --------    --------
Total current assets                                 158,826     161,286

Property, plant and equipment, at cost:
 Land                                                  6,998       6,963
 Building and improvements                            39,024      35,735
 Machinery and equipment                             201,693     170,864
                                                    --------    --------
                                                     247,715     213,562
Less accumulated depreciation                       (119,878)   (106,735)
                                                    --------    --------
   Property, plant and equipment, net                127,837     106,827

Other assets                                           5,118       4,312
                                                    --------    --------
                                                    $291,781    $272,425
                                                    ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                   $ 23,682    $ 20,418
 Accrued salaries and benefits                         5,729       8,544
 Accrued taxes other than income                       1,534       2,337
 Other accrued liabilities                             3,706       3,804
 Income taxes payable                                  2,629       2,340
                                                    --------    --------
 Total current liabilities                            37,280      37,443

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                              ---         ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    26,537,554 shares at June 30, 1996, and
    26,438,883 shares at December 31, 1995               531         529
 Additional paid-in capital                           87,019      85,900
 Retained earnings                                   168,569     150,034
 Treasury stock, shares at cost:
    91,525 shares at June 30, 1996 and
    83,425 shares at December 31, 1995                (1,618)     (1,481)
                                                    --------    --------
 Total stockholders' equity                          254,501     234,982
                                                    --------    --------
                                                    $291,781    $272,425
                                                    ========    ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                      Six Months Ended
                                                    --------------------
                                                    Jun. 30,     Jul. 2,
(Thousands)                                           1996        1995
- --------------------------------------------        --------    --------
Cash flows from operating activities:
Net income                                          $ 20,119    $ 17,023
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                        13,143       9,829
 Deferred tax expense                                  1,814         666
 Increase in receivables                              (3,209)     (2,469)
 Increase in inventories                              (8,779)     (3,762)
 (Increase) decrease in other current assets              (4)        588
 Increase (decrease) in accounts payable               3,264      (1,788)
 (Decrease) increase in accrued salaries and benefits (2,815)        583
 Decrease in accrued taxes other than income            (803)     (1,115)
 Decrease in other accrued liabilities                   (98)       (133)
 Increase in income taxes payable                        618         551
                                                    --------    --------
Net cash provided by operating activities             23,250      19,973
                                                    --------    --------
Cash flows from investing activities:
Additions to property, plant and equipment           (34,153)    (15,614)
Increase in other assets                                (806)       (903)
                                                    --------    --------
Net cash used by investing activities                (34,959)    (16,517)
                                                    --------    --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                         792       2,886
Purchase of treasury stock                              (137)       (420)
Dividend paid to shareholders                         (1,584)     (1,294)
                                                    --------    --------
Net cash (used) provided by financing activities        (929)      1,172
                                                    --------    --------
Net change in cash and short-term investments        (12,638)      4,628
Cash and short-term investments
  at beginning of period                              69,304      64,520
                                                    --------    --------
Cash and short-term investments at end of period    $ 56,666    $ 69,148
                                                    ========    ========

Cash payments for income taxes                      $  7,477    $  7,358

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                 $    329    $  1,298

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 31, 1995. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period.


2. INVENTORIES (Thousands)
                                                  Jun. 30,       Dec. 31,
                                                    1996           1995
                                                  --------      ---------
Raw materials                                     $  7,099       $  7,765
Work-in-process                                     39,526         30,120
Finished goods                                      10,444         10,405
                                                  --------       --------
                                                  $ 57,069       $ 48,290
                                                  ========       ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.


3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and six month period ended June 30, 1996 of $1,273,000 and $1,814,000, respectively. The Company's effective tax rate decreased to 33% in the second quarter and first six months of 1996 from 33.5% for the same periods in 1995. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

DALLAS SEMICONDUCTOR CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth elsewhere in this report. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be achieved.

RESULTS OF OPERATIONS
- ---------------------
Net sales for the second quarter of 1996 were $70,362,000 an increase of 23% over the second quarter of 1995. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families as shown in the table below:


NET SALES
(Millions)
- ---------------------------------------------------------------------------
                                                                  Growth
Product Family       Q295     Q395     Q495     Q196     Q296   Q296 - Q295
- ---------------------------------------------------------------------------
Telecom             $ 7.6    $ 8.4    $ 9.2    $10.5    $11.3        49%
PC Timekeeping        8.9      8.5     12.4      9.5     10.0        12%
Non-PC Timekeeping    7.6      7.9      7.7      9.1      9.7        28%
NV SRAMs              8.2      8.5      7.7      9.9      9.5        16%
Other Families       10.3     10.7      9.6      9.6      9.2       -11%
Microcontrollers      4.3      5.7      5.5      6.9      8.4        95%
System Extension      6.5      7.4      7.6      7.1      8.3        28%
Auto Identification   3.6      3.4      3.9      3.0      4.0        11%
- ---------------------------------------------------------------------------
Company Total       $57.0    $60.5    $63.6    $65.6    $70.4        23%
- ---------------------------------------------------------------------------


Gross margins declined for the first six month's of 1996 to 48% from 50% during the same periods in 1995. Gross margins declined in the second quarter of 1996 to 47% from 49% in the second quarter of 1995. The gross margin decline was caused primarily by start up yields for rising production quantities for some of our most complex products and increasingly competitive market conditions.

Research and development ("R&D") expenses for the second quarter of 1996 increased 21% from the second quarter of 1995. The increase resulted primarily from increased personnel costs due to increased headcount.
R&D expenses as a percent of sales remained constant at 12% for the three and six month periods ended June 30, 1996 and July 2, 1995, respectively.

DALLAS SEMICONDUCTOR CORPORATION

- ------------------------------

Selling, general, and administrative ("SG&A") expenses for the second quarter of 1996 increased 19% compared with the second quarter of 1995. In the first six months of 1996, SG&A expenses increased 21% over the same period in 1995. SG&A expenses as a percent of net sales remained constant at 15% for the three and six month periods ended June 30, 1996 and July 2, 1995. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales and increased personnel costs.

Operating income increased 14% and 18% for the second quarter of 1996 and the first six months of 1996 over the same periods in 1995, respectively. Operating income as a percent of sales decreased to 21% from 22% for the first six months of 1996 and 1995, respectively. The decrease in both periods resulted primarily from lower gross profit margins.

Net interest income for the second quarter of 1996 declined by $41,000 or 5% over the second quarter of 1995. Net interest income increased by $26,000 or 2% for the first six months of 1996 over the same period in 1995. The changes in net interest income are due primarily to changes in the average cash balances for the three and six month periods. Changes in interest rates will continue to effect net interest income as well as any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and six month periods ended June 30, 1996 of $1,273,000 and 1,814,000, respectively. The Company's effective tax rate decreased to 33% in the second quarter and first six months of 1996 from 33.5% for the same periods in 1995. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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

FINANCIAL CONDITION
- -------------------
Cash and short-term investments were $56.7 million at the end of the second quarter of 1996, compared with $69.3 million at the end of fiscal year 1995. The decline in cash and short-term investments were primarily the result of net cash provided from operations during the first six months of 1996 of $23.3 million offset by investments in property, plant and equipment of $34.2 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

DALLAS SEMICONDUCTOR CORPORATION

Capital additions were $14.2 million in the second quarter of 1996, compared to $15.6 million for the same period of 1995. Capital expenditures for the second quarter of 1996 related primarily to wafer fabrication and test equipment. Capital expenditures for 1996 are estimated to total approximately $65.0 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of June 30, 1996, a total of 215,900 shares, totaling $3,445,856 have been purchased pursuant to this stock repurchase program.

On June 1, 1996, a $0.03 dividend was paid on each outstanding share of common stock, to shareholders of record on May 15,1996. On August 1, 1996, a $0.03 dividend was declared on each outstanding share of common stock, payable on September 1,1996, to shareholders of record on August 15,1996.

The Company had no long-term debt at the end of the second quarter of 1996 or at the end of fiscal 1995.

DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION
- --------------------------
Items 1.- 3.
- ------------
 Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
(a) The Company's annual meeting of stockholders was held on April 23, 1996.

(b) (c) (d)  The following items were presented to the stockholders with the following results.


Election of Directors:                                    Votes
                                     Votes For          Withheld
                                     ----------         --------
C.V. Prothro                         20,064,188          499,758
Chao C. Mai                          20,070,985          492,961
Michael L. Bolan                     20,071,780          492,166
Richard L. King                      20,068,555          495,391
M.D. Sampels                         20,056,285          507,661
Carmelo J. Santoro                   20,071,390          492,556
E.R. Zumwalt, Jr.                    20,198,939          365,007



                                            Votes                  Broker
                              Votes For    Against   Abstentions   Non-Votes
                              ----------  ---------  -----------   ---------
Proposal to ammend the
1987 Stock Option Plan:       10,344,783  5,981,337    183,342     4,054,484



                                            Votes                  Broker
                              Votes For    Against   Abstentions   Non-Votes
                              ----------  ---------  -----------   ---------
Selection of
Ernst & Young LLP as
independent auditors for
the 1996 fiscal year          20,497,422    36,594     30,841         --


Item 5. Other information
- -------------------------
  Not Applicable

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

Date:    August 9, 1996
         --------------