Form 10-Q
period 1996-09-29
DALLAS SEMICONDUCTOR CORP
filed 1996-11-08
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   September 29, 1996
                                     ------------------

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


           4401 South Beltwood Parkway, Dallas, Texas 75244-3292
           -----------------------------------------------------
            (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code:  (972) 371-4000
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

Number of shares outstanding of the registrant's Common Stock as of November 3, 1996: 26,544,173.
                   ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                      Page No.
-------     --------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three months and nine months ended September 29, 1996 and
  October 1, 1995 ....................................................... 3

 Condensed Consolidated Balance Sheets
  September 29, 1996 (Unaudited) and December 31, 1995 .................. 4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended September 29, 1996 and October 1, 1995 .............. 5

 Notes to Condensed Consolidated Financial Statements ................... 6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .......... 7 - 9
            ---------------------------------------------

PART II.    OTHER INFORMATION
--------    -----------------
Items 1. through 6.  ................................................... 10
-------------------

SIGNATURE .............................................................. 11
---------

EXHIBIT 27. ART. 5 FDS 3RD QUARTER 10-Q ................................ 12
---------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
-------     --------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                        Three months           Nine months
                                           ended                  ended
                                      ------------------   -------------------
                                      Sept. 29,  Oct. 1,   Sept. 29,   Oct. 1,
(Thousands except per share amounts)    1996      1995       1996       1995
------------------------------------  ---------  -------   ---------  --------
Net sales                             $  72,023  $60,512   $ 207,969  $169,582

Operating costs and expenses:
 Cost of sales                           41,490   30,429     112,450    85,292
 Research and development                 9,057    7,436      25,341    20,925
 Selling, general, and administrative    10,535    9,292      30,756    25,934
                                      ---------  -------   ---------  --------
 Total costs and expenses                61,082   47,157     168,547   132,151
                                      ---------  -------   ---------  --------
Operating income                         10,941   13,355      39,422    37,431
Interest income, net                        708      894       2,256     2,417
                                      ---------  -------   ---------  --------
Income before income taxes               11,649   14,249      41,678    39,848
Provision for income taxes                3,844    4,702      13,754    13,278
                                      ---------  -------   ---------  --------
Net income                            $   7,805  $ 9,547   $  27,924  $ 26,570
                                      =========  =======   =========  ========
Net income per share                  $    0.28  $  0.34   $    1.00  $   0.96
                                      =========  =======   ========== ========
Weighted average common and common
equivalent shares outstanding            27,826   28,083      27,912    27,667
                                      =========  =======   =========  ========

Dividends declared per share          $    0.03  $ 0.025   $    0.09  $  0.075
                                      =========  =======   =========  ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    Sept. 29,    Dec. 31,
(Thousands except share amounts)                      1996         1995
--------------------------------------------        ---------    --------
                                                   (Unaudited)
Assets

Current assets:
 Cash and short-term investments                    $ 58,966     $ 69,304
 Accounts receivable, net                             46,157       36,702
 Inventories                                          51,791       48,290
 Deferred tax assets, net                                 --        2,774
 Other current assets                                  4,293        4,216
                                                    --------     --------
Total current assets                                 161,207      161,286

Property, plant and equipment, at cost:
 Land                                                  6,999        6,963
 Building and improvements                            40,358       35,735
 Machinery and equipment                             212,832      170,864
                                                    --------     --------
                                                     260,189      213,562
Less accumulated depreciation                       (127,195)    (106,735)
                                                    --------     --------
   Property, plant and equipment, net                132,994      106,827

Other assets                                           5,030        4,312
                                                    --------     --------
                                                    $299,231     $272,425
                                                    ========     ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                   $ 20,838     $ 20,418
 Accrued salaries and benefits                         7,082        8,544
 Accrued taxes other than income                       2,155        2,337
 Other accrued liabilities                             4,729        3,804
 Deferred tax liabilities, net                           339           --
 Income taxes payable                                  1,941        2,340
                                                    --------     --------
 Total current liabilities                            37,084       37,443

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                --           --
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    26,615,193 shares at September 29, 1996, and
    26,438,883 shares at December 31, 1995               532          529
 Additional paid-in capital                           87,654       85,900
 Retained earnings                                   175,579      150,034
 Treasury stock, shares at cost:
    91,525 shares at September 29, 1996 and
    83,425 shares at December 31, 1995                (1,618)      (1,481)
                                                    --------     --------
 Total stockholders' equity                          262,147      234,982
                                                    --------     --------
                                                    $299,231     $272,425
                                                    ========     ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                      Nine Months Ended
                                                    ---------------------
                                                    Sept. 29,     Oct. 1,
(Thousands)                                           1996         1995
--------------------------------------------        ---------    --------
Cash flows from operating activities:
Net income                                          $  27,924    $ 26,570
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                         20,460      15,231
 Deferred tax expense (benefit)                         3,113         (84)
 Increase in receivables                               (9,455)     (4,464)
 Increase in inventories                               (3,501)     (2,726)
 (Increase) decrease in other current assets              (77)      1,368
 Increase in accounts payable                             420       4,245
 (Decrease) increase in accrued salaries and benefits  (1,462)      1,606
 Decrease in accrued taxes other than income             (182)       (605)
 Increase in other accrued liabilities                    925         788
 Increase in income taxes payable                         101       2,156
                                                    ---------    --------
Net cash provided by operating activities              38,266      44,085
                                                    ---------    --------
Cash flows from investing activities:
Additions to property, plant and equipment            (46,627)    (29,383)
Increase in other assets                                 (718)     (1,509)
                                                    ---------    --------
Net cash used by investing activities                 (47,345)    (30,892)
                                                    ---------    --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                        1,257       3,855
Purchase of treasury stock                               (137)       (420)
Dividends paid to shareholders                         (2,379)     (1,951)
                                                    ---------    --------
Net cash (used) provided by financing activities       (1,259)      1,484
                                                    ---------    --------
Net change in cash and short-term investments         (10,338)     14,677
Cash and short-term investments
  at beginning of period                               69,304      64,520
                                                    ---------    --------
Cash and short-term investments at end of period    $  58,966    $ 79,197
                                                    =========    ========

Cash payments for income taxes                      $  10,540    $ 11,206

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                 $    500     $  1,943

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 31, 1995. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 29, 1996 and December 31, 1995, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results of operations for the three and nine months ended September 29, 1996 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period presented.


2. INVENTORIES (Thousands)
                                                  Sept. 29,       Dec. 31,
                                                    1996           1995
                                                  ---------      ---------
Raw materials                                     $   6,954      $   7,765
Work-in-process                                      35,442         30,120
Finished goods                                        9,395         10,405
                                                  ---------      ---------
                                                  $  51,791      $  48,290
                                                  =========      =========


Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.


3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and nine month periods ended September 29, 1996 of $1,299,000 and $3,113,000 respectively. The Company's effective tax rate remained constant at 33% for the third quarter of 1996 and 1995. In the first nine months of 1996, the effective tax rate decreased to 33% from 33.3% for the same period in 1995. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


RESULTS OF OPERATIONS
---------------------
Net sales for the third quarter of 1996 were $72,023,000 an increase of 19% over the third quarter of 1995. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families as shown in the table below:

NET SALES
(Millions)
---------------------------------------------------------------------------
                                                                  Growth
Product Family       Q395     Q495     Q196     Q296   Q396     Q396 - Q395
---------------------------------------------------------------------------
Telecommunications  $ 8.4    $ 9.2    $10.5    $11.3   $13.3        58%
PC Timekeeping        8.5     12.4      9.5     10.0    12.9        52%
System Extension      7.4      7.6      7.1      8.3     9.6        30%
NV SRAMs              8.5      7.7      9.9      9.5     8.9         5%
Non-PC Timekeeping    7.9      7.7      9.1      9.7     7.7       - 3%
Other Families       10.7      9.6      9.6      9.2     7.7       -28%
Microcontrollers      5.7      5.5      6.9      8.4     7.6        33%
Automatic I.D.        3.4      3.9      3.0      4.0     4.3        26%
---------------------------------------------------------------------------
Company Total       $60.5    $63.6    $65.6    $70.4    $72.0       19%
---------------------------------------------------------------------------


Gross margins declined for the first nine months of 1996 to 46% from 50% during the same period in 1995. Gross margins declined in the third quarter of 1996 to 42% from 50% in the third quarter of 1995. The gross margin decline was caused primarily by higher wafer production costs, increasingly competitive market conditions and a sales-mix shift toward lower margin products.

Research and development ("R&D") expenses for the third quarter of 1996 increased 22% from the third quarter of 1995. The increase resulted primarily from increased personnel costs due to increased headcount.
R&D expenses as a percent of net sales increased to 13% in the third quarter of 1996 from 12% in the third quarter of 1995. R&D expenses as a percent of net sales remained constant at 12% for the nine month periods ended September 29, 1996 and October 1, 1995, respectively.

DALLAS SEMICONDUCTOR CORPORATION

------------------------------
Selling, general, and administrative ("SG&A") expenses for the third quarter of 1996 increased 13% compared with the third quarter of 1995. In the first nine months of 1996, SG&A expenses increased 19% over the same period in 1995. SG&A expenses as a percent of net sales remained constant at 15% for the three and nine month periods ended September 29, 1996 and October 1, 1995.
The increase in SG&A expenses resulted primarily from increased sales commissions due to higher net sales and increased personnel costs.

Operating income increased 5% for the first nine months of 1996 over the same period in 1995. Operating income decreased 18% in the third quarter of 1996 over the third quarter of 1995 due primarily to lower gross profit margins. Operating income as a percent of net sales decreased to 19% from 22% for the first nine months of 1996 and 1995, respectively.

Net interest income for the third quarter of 1996 declined by $186,000 or 21% compared to the third quarter of 1995. Net interest income decreased by $161,000 or 7% for the first nine months of 1996 compared to the same period in 1995. The changes in net interest income are due primarily to changes in the average cash balances for the three and nine month periods. Changes in interest rates, cash and short-term investments, or borrowings, will continue to affect net interest income.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and nine month periods ended September 29, 1996 of $1,299,000 and 3,113,000, respectively. The Company's effective tax rate remained constant at 33% in the third quarter of both 1996 and 1995. In the first nine months of 1996, the effective tax rate decreased to 33% from 33.3%. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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

FINANCIAL CONDITION
-------------------
Cash and short-term investments were $59.0 million at the end of the third quarter of 1996, compared with $69.3 million at the end of fiscal year 1995. The decline in cash and short-term investments were primarily the result of net cash provided from operations during the first nine months of 1996 of $38.3 million offset by investments in property, plant and equipment of $46.6 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

DALLAS SEMICONDUCTOR CORPORATION

Capital additions were $12.5 million in the third quarter of 1996, compared to $13.8 million for the same period of 1995. Capital expenditures for the third quarter of 1996 related primarily to wafer fabrication and test equipment. Capital expenditures for 1996 are estimated to total approximately $60.0 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994, the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of September 29, 1996, a total of 215,900 shares, totaling $3,445,856, have been purchased pursuant to this stock repurchase program.

On September 3, 1996, a $0.03 dividend was paid on each outstanding share of common stock, to shareholders of record on August 15,1996. On October 24, 1996, a $0.03 dividend was declared on each share of common stock, payable on December 2, 1996, to shareholders of record on November 15, 1996.

The Company had no long-term debt at the end of the third quarter of 1996 or at the end of fiscal 1995.

DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION
--------------------------
Items 1.- 5.
------------
 Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
  (a)    Exhibit 27 - Financial Data Schedule
         ------------------------------------
  (b)    Reports on Form 8-K
         -------------------
            No Reports on Form 8-K were filed during the period for which this report is filed.

DALLAS SEMICONDUCTOR CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------
          Alan P. Hale
          Vice President, Finance

Date:    November 8, 1996
         ----------------