Form 10-K405
period 1996-12-29
DALLAS SEMICONDUCTOR CORP
filed 1997-03-03
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ................

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 2, 1997: $708,268,579.

       Number of shares outstanding of the registrant's Common Stock as of February 2, 1997: 26,853,785

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on April 22, 1997, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

       Except for the historical information contained herein, matters discussed in the Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this report. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be achieved.

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

       The Company uses its advanced technologies to gain a competitive edge over the traditional approaches to semiconductors. Combining lithium energy cells with low-power CMOS chips can power them for the useful life of the equipment. Direct laser writing can enhance chip capabilities with higher levels of precision and/or unique identities. Special packaging gives improved functionality to silicon chips.

       In its thirteen-year history, Dallas Semiconductor has developed 267 proprietary base products with over 1,000 variations shipped to more than 10,000 customers worldwide. A direct sales force and distribution network sell to original equipment manufacturers (OEMs) of personal computers and workstations, scientific and medical equipment, industrial controls, automatic identification, telecommunications, consumer electronics and other markets.

       The Company organizes its products into product categories sharing common technologies, markets or applications as shown below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for the 1996 growth rates and relative size of the Company's main product categories.

       Computer Timekeeping                       System Extension
       Commercial Timekeeping                     Automatic Information
       Telecommunications                         Nonvolatile SRAMs
       Microcontrollers                           Others

PRODUCT DEVELOPMENT

       The Company developed 21 new proprietary base products during the 1996 fiscal year. The Company's research and development expenditures for fiscal 1996 were $35 million, compared to expenditures in 1995 and 1994 of $28.6 million and $22.7 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.

PRODUCTS

       A description of the Company's product categories is as follows.

       COMPUTER TIMEKEEPING. The year 2000 compliant family of clocks introduced in 1995 includes Nonvolatile SRAM densities from 214 bytes to 8K bytes with a pin compatible upgrade path. The devices offer hardware solutions that correctly address year 2000 problems in personal computers and embedded systems. These new clocks offer "wakeup" and "kickstart" features in compliance with PC-95 specifications for soft power on and soft power down by controlling the system power supply. Systems utilizing the power control features can be put into an energy-conserving powered down state and be powered up by the wakeup alarm on a preset date and time by depressing a key on a keypad or from a modem ring detect signal.

       COMMERCIAL TIMEKEEPING. Accurate clock-calendar information is required in the ever evolving communications, consumer, industrial and medical markets
(CCIM). A comprehensive line-up of CCIM timekeepers from the Company, including more than 40 base products in both chip and module packaging are in production to meet this need. Serial Timekeepers provide advanced features including clock-calendar display, talk-time, re-dial timing and power management for digital cellular phones. Phantom and Watchdog modules are used in data communications network routers, hubs and bridges to monitor communications traffic and store the exhaustive amounts of network configuration data. Bytewide Watchdog Timekeepers are also required in industrial control and medical equipment with extended functions including Nonvolatile SRAM and A/D conversion.

       TELECOMMUNICATIONS. An emerging and rapidly growing market exists for high capacity voice, data and video transmission. High capacity digital links in North America and Europe/Asia are known as T1/E1 networks. A set of highly integrated chips developed by Dallas Semiconductor addresses the requirements of these protocols and provides one of the most cost-effective solutions available in the industry while minimizing board space and power requirements. Transmission line terminators, such as the SCSI (small computer system interface) Terminator, quiet transmission lines between computers and peripherals, such as disk drives, permitting high speed, high integrity data transmissions.

       MICROCONTROLLERS. A microcontroller typically combines a central processing unit, data memory, program memory and input-output devices on a single chip in order to control a wide variety of electronic systems. Dallas Semiconductor offers two product families of microcontroller devices, both based on the popular 8051 instruction set. The first, the secure microcontroller family, is based on the concept of using battery-backed non-volatile SRAM to hold program and data information. Unlike rigid ROM (read only memory) or EPROM (electrically programmable ROM) based microcontrollers, all of Dallas Semiconductor's secure microcontrollers are designed for change. By using high-performance, read/write SRAM memory, software is easily modified and remains nonvolatile for more than 10 years. This memory is initially loaded via a serial port and can be dynamically allocated to fit program and data storage requirements of a particular task. Unique security features of this family allow users to "lock" their software into the processor thereby protecting it from unauthorized access and protecting valuable intellectual property. The second product family of microcontrollers is based on a completely redesigned 8051 core that executes the same instruction set up to three times faster with no hardware changes. With this improved execution efficiency and because these devices were designed to be pin-for-pin compatible, they offer users the unique ability to add features and improve performance of their system without a complete redesign.

       SYSTEM EXTENSION. This product family provides complete solutions to common problems facing many systems designers. Nearly all of the products include both analog and digital circuitry on the same chip. Direct-to-Digital Temperature Sensors help manage the growing thermal problems facing designers as the inevitable march to put more power into shrinking form factors continues. Digital Potentiometers permit a digital microprocessor to easily control an analog parameter such as volume or display screen brightness. CPU Supervisors monitor the power supply voltages in a system and issue a warning to the system should any fall below a critical value.

       AUTOMATIC INFORMATION. The Company has developed a family of Automatic Information chips that can be attached to an object, or carried by a person, which identifies the user and holds relevant information. Unlike barcodes, users do not need to refer to a remote database to decipher the code -- the information is available in the device itself. These read/write data carriers can also be updated via computer while affixed to an object. Automatic Information chips can facilitate automation by tracking a work piece as it travels along an assembly line; they can also be used to identify people for access to secure areas. Using Dallas Semiconductor's l-Wire(TM) technology, a memory chip can be read or written with the touch of a probe. iButton(TM) devices are packaged in a stainless steel MicroCan(TM) 16mm in diameter.

       The Automatic Information family also includes Software Authorization products that provide security for intellectual property (e.g., software and data). In an information age, an increasing demand exists to provide security for intellectual property and data. Publishers of premium-priced personal computer software who have strong motivations to protect their products from unauthorized use is one example of this demand. Devices in this product family can also be used to control access to buildings and equipment. Cryptographic iButton(TM) is a new product that enables a standard PC to send secure communications across networks, such as the Internet, to facilitate electronic commerce or to send private e-mail messages.

       NONVOLATILE RAMS. Static RAMs (SRAMs), which were first introduced over 20 years ago, are used for high speed storage and retrieval of data. SRAMs have always had the undesirable characteristic of data loss when power is disrupted. Dallas Semiconductor has combined its circuitry and understanding of ultra low power CMOS SRAMs with improvements in long life lithium power sources to develop a family of Nonvolatile SRAM products. Nonvolatile SRAMs integrate a lithium power source and intelligent control circuitry to retain data even in the absence of system power. The control circuit, by monitoring the level of system voltage available to the memory at all times, switches to the lithium power source when necessary, and also protects the memory contents against inadvertent changes during system power fluctuations. A lithium power source provides backup power for more than 10 years in the absence of system power. Recent additions to the product line have increased memory capacity, added features to the basic architecture, and offered a solution for surface mount systems.

OTHER. A description of some of the more significant categories described as "Other" include the following.

       OTHER: INTEGRATED BATTERY BACKUP. Nearly all electronic systems operate under the control of one or more microprocessors (uP). The instructions for these uPs or the data they use are subject to loss or corruption in the event of a power outage. Power outages can be inadvertent or intentional, but in either case an orderly transition to an alternate source of power is critical to retain instructions or data held in random access memory (RAM). The Nonvolatile Controller monitors the main power supply to the RAM in a system. In the event of a power failure it switches the RAM over to an alternate source of power and prevents any data loss or corruption. The Smart Battery operates as a miniature uninterruptible power supply (UPS) by not only detecting a main power supply failure, but providing the switchover circuitry and an embedded alternate power source.

       OTHER: INTELLIGENT SOCKETS. Often, after a system's design is complete, the manufacturer may desire to enhance functionality because of increased competition from newer products. Dallas Semiconductor has incorporated active electronics in sockets which can be soldered into a system board and add capabilities without requiring substantive changes in the existing system. For example, many systems manufacturers desire the capability to make SRAMs (static random access memory) in existing systems nonvolatile. In this instance, they can replace the SRAM's socket in a system currently in use with a SmartSocket in the same place, and plug the memory circuit into the SmartSocket. A lithium battery and control circuit within the SmartSocket now allow the SRAM to retain data in the event of a loss of system power. Another example is a requirement in many existing systems to monitor and record time of day. The SmartWatch replaces standard SRAM sockets in existing systems and adds the ability to keep time of day to hundredths of a second while also making connected memory circuits nonvolatile.

       OTHER: SILICON TIMED CIRCUITS. Electronic systems require exact timing to control the transmission of data between their component parts. Timing requirements vary across systems. Historically, systems designers have not been able to use semiconductors as timing references because of their lack of precision; they consequently achieved the required accuracy by using, in combination or separately, quartz crystals and hybrid passive components, known as delay lines. Dallas Semiconductor's all-silicon delay lines offer single chip reliability, economy and significantly greater precision due to their laser-defined specifications. Direct laser writing provides precise accuracy and, because the products are defined in the final stage of manufacturing, a broad product mix is available without losing the economic benefits of standard integrated circuit production. Customers are provided maximum flexibility, as well as the option of purchasing tailor-made products at the approximate cost of standard, off-the-shelf solutions. These all-silicon products can be designed into new systems, as well as retrofitted into existing systems which otherwise utilize hybrid approaches.

MANUFACTURING

       In March 1987 the Company began production at its advanced wafer fabrication facility, in which it is currently producing high performance CMOS integrated circuits with sub-micron geometries. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. Physical expansion of this facility was completed in 1989 and an additional wafer fabrication facility module was completed in 1994. Additional equipment is installed from time-to-time to support higher production volumes or advanced processing needs. The Company's wafer fabrication facility increased its wafer production by approximately 45% in 1995 and by approximately 28% in 1996. During fiscal 1996 all of the wafers used by the Company were processed at its own facility.

       After silicon wafers have been fabricated, the Company utilizes overseas assembly contractors to cut the wafers into individual chips and assemble them into integrated circuit packaging. The Company performs module assembly operations and final testing for substantially all of the Company's products in Dallas, Texas.

PRODUCT COMPONENTS

       During fiscal 1996 the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products. The Company anticipates that, at least for the short term, an adequate supply of these memory circuits will be available; however, given the historically unpredictable and undependable supply of these components, shortages may recur causing future sales of some Company products to be delayed or lost. If such shortages occur, future sales and earnings from products using these circuits, primarily Nonvolatile RAMs, could be adversely affected. Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company continues to seek alternative sources for these components, including internal production of static memory circuits for use in its own products, primarily the Nonvolatile RAMs.

SALES

       Sales are made to distributors and to OEMs. During fiscal 1996 no OEM customer accounted for more than 3.1% of the Company's net sales, and the Company's top 25 OEM customers accounted for 24.2% of net sales. The Company sells its products directly to OEMs through its own sales force, sales representative firms, and domestic and foreign distributors. During fiscal 1996 sales to domestic distributors represented approximately 31% of the Company's net sales, with the Company's largest domestic distributor, Avnet, accounting for a total of approximately 10.7% of net sales.

       The Company sells its products in a number of foreign countries, including a number of countries in Europe and the Far East. Export sales accounted for 45% of net sales in fiscal 1996. Export sales were 18% and 27% in Europe and the Far East, respectively, in fiscal 1996. The Company's export sales are billed in United States dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

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

BACKLOG

       The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future revenues. Backlog orders are generally subject to cancellation without penalty at the option of the purchaser and to changes in delivery schedules and do not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of December 29, 1996, the Company's backlog was approximately $72.1 million, as compared to approximately $59.5 million at December 31, 1995. The Company includes in its backlog all released purchase orders shippable within the next 12 months.

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

       The Company faces competition from major domestic and international integrated circuit manufacturers, many of which have substantially greater manufacturing, financial, distributing and marketing resources than the Company, as well as from emerging companies attempting to obtain a share of the existing market. The Company competes principally on the basis of the quality, technical innovation, functionality and timeliness of introduction of its products, the adaptability of such products to specific applications, and price. The Company believes that the early recognition of market opportunities and its willingness to invest substantial time and capital in product development, coupled with product complexity and diversity, constitute an important competitive advantage. The Company's ability to compete successfully in the rapidly evolving semiconductor industry depends on numerous factors, some of which are within the Company's control and others of which are predominately outside of the Company's control. These factors include general economic conditions, changes in conditions affecting OEMs, competition, alternative technologies, the Company's success in developing new products and process technologies, market acceptance of new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, manufacturing performance, subcontractor performance, availability and price fluctuations of components and other raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's order growth, net sales growth or results of operations.

PATENTS AND INTELLECTUAL PROPERTIES

       Dallas Semiconductor has to date acquired or been granted 181 U.S. patents and two foreign patents. The expiration dates of the Company's patents range from 1998 to 2014. None of the patents individually is considered material to the Company's business. The Company has a number of patent applications pending, although no assurance can be given that patents will ever be issued from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain products, and has sought copyright protection for its software and product literature. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

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

EMPLOYEES

       At December 29, 1996 the Company had 1,348 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During fiscal 1996, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At December 29, 1996, the Company was utilizing the services of 438 such temporary agency employees.

ITEM 2.  PROPERTIES

       The Company's headquarters are located in Dallas, Texas. As of December 29, 1996 the Company owned approximately 35 acres of land that includes approximately 550,000 square feet of building space. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. In 1996, the Company purchased an additional four acres that include an additional 83,000 square feet of building space. A portion of this space is currently subject to certain existing leases. All indebtedness previously secured by the Company's land and buildings has been repaid.

       The Company currently leases small office facilities for its sales staff in Irvine, California, Sunnyvale, California, Chelmsford, Massachusetts, Marlton, New Jersey, Duluth, Georgia, Hoffman Estates, Illinois, and Dallas, Texas, under short term leases. The Company's subsidiary, Dallas Semiconductor Corporation Limited, leases an office facility in Birmingham, England. The Company's subsidiary, Dallas Semiconductor Corporation (Taiwan), leases an office facility in Taipei, Taiwan. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.

ITEM 3.  LEGAL PROCEEDINGS

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information as of March 3, 1997, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.

        NAME          AGE          CURRENT TITLE AND POSITION
        ----          ---          --------------------------
 C.V. Prothro         54   Chairman of the Board of Directors, President and
                           Chief Executive Officer

 Chao C. Mai          61   Senior Vice President

 Michael L. Bolan     50   Vice President - Marketing and Product Development

 F.A. Scherpenberg    50   Vice President - Computer Products

 Alan P. Hale         36   Vice President - Finance

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

       Dr. Mai joined the Company as Vice President - Engineering in February 1984. He served in such capacity until he became Vice President - Manufacturing in November 1985 and as Vice President - Wafer Fabrication and Technology Development from June 1988 until January 1993. Dr. Mai was named Senior Vice President in January 1993. Previously he was employed in various capacities by Mostek Corporation for over 13 years including the position of Vice President of Process Research and Development beginning in 1980.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol DS. At December 29, 1996, there were approximately 637 holders of record of the Company's common stock. Set forth below are the high, low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 1995 and 1996 fiscal years:

                              1995                                1996
                 1ST      2ND      3RD      4TH      1ST      2ND      3RD      4TH
                ------   ------   ------   ------   ------   ------   ------   ------
Stock Prices:
High            $18.38   $21.25   $24.38   $22.50   $22.75   $22.00   $19.38   $23.63
Low              15.13    17.38    19.88    18.63    18.00    17.75    17.38    17.75
End              18.38    20.50    20.50    20.75    18.38    18.13    18.25    22.25


       In January 1995, the Board of Directors authorized the initiation of a quarterly dividend program. Total dividends paid in 1996 were $0.12 per share or $3,176,000. On January 23, 1997 the Board of Directors increased its annual cash dividend on the Company's common stock from $0.12 to $0.14 per share. The board also declared a quarterly cash dividend of $0.035 on each outstanding share of its common stock, payable on March 3, 1997 to holders of record on February 14, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

                                                              Fiscal Years
                                         ----------------------------------------------------
                                           1996       1995       1994       1993       1992
                                         --------   --------   --------   --------   --------
OPERATING SUMMARY:
Net sales                                $288,354   $233,274   $181,432   $156,869   $120,155
Costs and expenses:
   Cost of sales                          157,056    117,615     90,289     78,051     59,567
   Research and development                34,974     28,602     22,651     19,402     16,547
   Selling, general and administrative     42,175     35,483     26,584     22,588     17,712
                                         --------   --------   --------   --------   --------

Operating income                           54,149     51,574     41,908     36,828     26,329
Interest income, net                        2,937      3,366      3,165      2,825      2,658
                                         --------   --------   --------   --------   --------

Income before income taxes                 57,086     54,940     45,073     39,653     28,987
Provision for income taxes                 18,723     18,258     15,325     14,062     10,435
                                         --------   --------   --------   --------   --------
Net income                               $ 38,363   $ 36,682   $ 29,748   $ 25,591   $ 18,552
                                         ========   ========   ========   ========   ========

Net income per share                     $   1.37   $   1.32   $   1.09   $   0.95   $   0.71

Weighted average common and common
   equivalent shares outstanding           27,990     27,762     27,288     26,949     26,082

Dividends declared per share             $   0.12   $   0.10       --         --         --

FINANCIAL POSITION AT YEAR END:
Cash and short-term investments          $ 70,274   $ 69,304   $ 64,520   $ 76,273   $ 65,799
Additions to property, plant and
   equipment                               60,451     49,329     44,743     21,091     15,779
Depreciation and amortization              28,379     21,344     15,292     13,922     13,136
Total assets                              313,863    272,425    221,227    186,544    156,247
Total liabilities                          41,125     37,443     26,474     21,006     20,572
Stockholders' equity                      272,738    234,982    194,753    165,538    135,675
Book value per weighted average share        9.74       8.46       7.14       6.14       5.20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table contains certain amounts, and the amounts as a percentage of net sales, reflected in the Company's consolidated statements of operations for the 1996, 1995, and 1994 fiscal years.

                                                      (Dollars in millions)
                                      ---------------------------------------------------
                                        1996      %       1995      %       1994      %
                                      -------   -----   -------   -----   -------   -----
Net sales                             $ 288.4   100.0   $ 233.3   100.0   $ 181.4   100.0
Cost of sales                           157.1    54.5     117.6    50.4      90.3    49.8
Gross margin                            131.3    45.5     115.7    49.6      91.1    50.2
Research and development                 35.0    12.1      28.6    12.3      22.7    12.5
Selling, general and administrative      42.2    14.6      35.5    15.2      26.5    14.6
Operating income                         54.1    18.8      51.6    22.1      41.9    23.1
Interest income, net                      3.0     1.0       3.4     1.4       3.1     1.7
Provision for income taxes               18.7     6.5      18.3     7.8      15.3     8.4
Net income                            $  38.4    13.3   $  36.7    15.7   $  29.7    16.4

1996 Results of Operations Compared with 1995

    Net sales in 1996 were $288.4 million, up 24% compared with $233.3 million in 1995. Net sales increases resulted from higher unit sales of new and/or existing products in several product categories as shown in the table below.

                                     (Dollars in millions)
                           --------------------------------------
                              1996      1995      1994    '95-'96
Product Categories         Net Sales Net Sales Net Sales  Growth
------------------         --------- --------- ---------  ------
  Telecommunications       $  50.1   $  32.5   $  21.8      54%
  Computer Timekeeping        47.1      38.4      34.6      23%
  NV SRAMs                    37.8      32.6      27.5      16%
  System Extension            37.6      27.6      18.9      36%
  Commercial Timekeeping      35.6      28.7      22.1      24%
  Microcontrollers            28.7      19.1      10.4      50%
  Automatic Information       19.5      16.8      14.2      16%
  Others                      32.0      37.6      31.9     -15%
                           -------   -------   -------   -----
  Company Total            $ 288.4   $ 233.3   $ 181.4      24%
                           =======   =======   =======   =====

    Export sales accounted for 45% and 39% of total net sales in 1996 and 1995, respectively. Export sales were 18% and 27% in Europe and the Far East, respectively. During 1996, the Company continued its policy of generally not selling or licensing manufacturing or marketing rights to its products or the underlying proprietary technologies.

    Cost of sales were $157.1 and $117.6 million in 1996 and 1995, respectively. Gross margins declined to 45.5% in 1996 from 49.6% in 1995. The decline in gross margins resulted principally from pricing pressures that were not offset by cost reductions.

    Research and development ("R&D") expenses were $35.0 million and $28.6 million or 12.1% and 12.3% of net sales in 1996 and 1995, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 21 new base products in 1996 compared with 31 new base product introductions in 1995. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 267 at fiscal year end 1996.

    Selling, general and administrative ("SG&A") expenses increased to $42.2 million from $35.5 million or 14.6% and 15.2% of net sales in 1996 and 1995, respectively. The increase consisted primarily of increased sales commissions to support higher net sales and increased personnel costs.

    Operating income in 1996 was $54.1 million, up 5% from $51.6 million in 1995. Operating income as a percentage of net sales (operating margin) decreased to 18.8% in 1996 from 22.1% in 1995. The decrease resulted primarily from the gross margin decline of 4.1%.

    Net interest income was $3.0 and $3.4 million in 1996 and 1995, respectively. Net interest income declined primarily due to lower average cash balances in 1996. Changes in interest rates will continue to affect net interest income as will any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

    The provision for income taxes was $18.7 million in 1996 and $18.3 million in 1995. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $0.7 million in 1996 and $0.2 million in 1995. The Company's effective tax rate decreased to 32.8% in 1996 from 33.2% in 1995 as a result of the reinstatement and modification of the federal research and development tax credit by the Small Business Jobs Protection Act of 1996, partially offset by changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

    A number of uncertainties exist that may influence the Company's future operating decisions and results, including general economic conditions, changes in conditions affecting original equipment manufacturers, competition, alternative technologies, the Company's success in developing new products and process technologies, market acceptance of the Company's new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, manufacturing performance, subcontractor performance, availability and price fluctuations of raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's order growth, net sales growth or results of operations.

1995 Results of Operations Compared with 1994

    Net sales in 1995 were $233.3 million, up 28.6% compared with $181.4 million in 1994. Net sales increases resulted from higher unit sales of new and/or existing products in several product families.

    Export sales accounted for 39% and 38% of total net sales in 1995 and 1994, respectively. Export sales were 17% and 22% in Europe and the Far East, respectively.

    Cost of sales were $117.6 and $90.3 million in 1995 and 1994, respectively. Gross margins declined slightly to 49.6% in 1995 from 50.2% in 1994.

    R&D expenses were $28.6 million and $22.7 million or 12.3% and 12.5% of net sales in 1995 and 1994, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. The Company introduced 31 new base products in 1995 compared with 25 new base product introductions in 1994. The cumulative number of base products introduced by the Company totaled 246 at fiscal year end 1995.

    SG&A expenses increased to $35.5 million from $26.5 million or 15.2% and 14.6% of net sales in 1995 and 1994, respectively. The increase consisted primarily of increased salaries and benefits, sales commissions, and advertising expenditures to support higher sales volume.

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

Financial Condition

    The Company's cash and short-term investments totaled $70.3 million at December 29, 1996, compared with $69.3 million at December 31, 1995. The increase in cash and short-term investments was primarily the result of net cash provided from operations of $63.6 million, offset by investments in property, plant and equipment of $60.5 million. The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

    The current ratio at fiscal year end 1996 decreased slightly to 4.1, compared with 4.3 at fiscal year end 1995. The Company expects to fund its 1997 capital needs primarily with cash flows from operations, supplemented where appropriate with existing cash and short-term investments or external financing.

    Gross capital additions to property, plant and equipment in 1996 totaled $60.5 million, compared with $49.3 million in 1995. The 1996 capital additions included $2.8 million in building purchases near its facilities in Dallas. As of December 29, 1996, the Company owned approximately 550,000 square feet of building space and 35 acres of land in Dallas. Capital additions in 1996 included $25.3 million in capital expenditures for wafer fabrication ("fab") equipment and $21.6 million for manufacturing and test equipment.

    Capital expenditures in 1997 are anticipated to be $65 million and will be used primarily for fabrication equipment, manufacturing and test equipment, and computer hardware and software.

    In August 1994, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of December 29, 1996, 215,900 shares at a cumulative average price of $15.96, totaling $3,446,000, have been purchased pursuant to this stock repurchase plan.

    In January 1995 the Board of Directors authorized the initiation of a quarterly dividend program. Total dividends paid in 1996 were $0.12 per share or $3,176,000. On January 23, 1997 the Board of Directors increased its annual cash dividend on the Company's common stock from $0.12 to $0.14 per share. The board also declared a quarterly cash dividend of $0.035 on each outstanding share of its common stock, payable on March 3, 1997 to holders of record on February 14, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)

                                                       Fiscal years ended
                                                       ------------------
                                           December 29,   December 31,    January 1,
                                               1996           1995           1995
                                           ------------   ------------   ------------
Net sales                                  $    288,354   $    233,274   $    181,432
Operating costs and expenses:
    Cost of sales                               157,056        117,615         90,289
    Research and development                     34,974         28,602         22,651
    Selling, general, and administrative         42,175         35,483         26,584
                                           ------------   ------------   ------------
Operating income                                 54,149         51,574         41,908
Interest income, net                              2,937          3,366          3,165
                                           ------------   ------------   ------------
Income before income taxes                       57,086         54,940         45,073
Provision for income taxes                       18,723         18,258         15,325
                                           ------------   ------------   ------------
Net income                                 $     38,363   $     36,682   $     29,748
                                           ============   ============   ============
Net income per common share                $       1.37   $       1.32   $       1.09
                                           ============   ============   ============
Weighted average common and common
equivalent shares outstanding                    27,990         27,762         27,288
                                           ============   ============   ============
Dividends declared per share               $       0.12   $       0.10           --
                                           ============   ============   ============

See accompanying notes.

                      PRIVATE CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                        December 29,    December 31,
                                                                            1996            1995
                                                                        ------------    ------------
ASSETS
Current assets:
    Cash and short-term investments                                     $     70,274    $     69,304
    Accounts receivable, less allowance for doubtful accounts of $373
         and $375 at fiscal year end 1996 and 1995, respectively              42,812          36,702
    Inventories                                                               49,629          48,290
    Deferred tax assets, net                                                   3,457           2,774
    Other current assets                                                       3,791           4,216
                                                                        ------------    ------------
         Total current assets                                                169,963         161,286
Property, plant and equipment, at cost:                                      274,013         213,562
    Less accumulated depreciation                                           (135,114)       (106,735)
                                                                        ------------    ------------
    Property, plant and equipment, net                                       138,899         106,827
Other assets                                                                   5,001           4,312
                                                                        ------------    ------------
                                                                        $    313,863    $    272,425
                                                                        ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                          22,475    $     20,418
    Accrued salaries and benefits                                              8,641           8,544
    Accrued taxes other than income                                              831           2,337
    Other accrued liabilities                                                  5,824           3,804
    Income taxes payable                                                       3,354           2,340
                                                                        ------------    ------------
         Total current liabilities                                            41,125          37,443


Stockholders' equity
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
         no shares issued and outstanding
    Common stock, $0.02 par value; 40,000,000 shares authorized;
         issued:
         26,696,807 shares issued at December 29, 1996, and
         26,438,883 shares issued at December 31, 1995                           534             529
    Additional paid-in capital                                                88,601          85,900
    Retained earnings                                                        185,221         150,034

    Treasury stock shares at cost:
         91,525 shares at December 29, 1996
         83,425  shares at December 31, 1995                                  (1,618)         (1,481)
                                                                        ------------    ------------
                                                                             272,738         234,982
                                                                        ------------    ------------
                                                                        $    313,863    $    272,425
                                                                        ============    ============

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                                   Fiscal years ended
                                                                                   ------------------
                                                                      December  29,   December 31,      January 1,
                                                                          1996            1995            1995
                                                                      ------------    ------------    ------------
Cash Flows from Operating Activities:
Net income                                                            $     38,363    $     36,682    $     29,748
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                            28,379          21,344          15,292
    Deferred tax benefit                                                      (683)           (213)           (195)
    Increase in accounts receivable                                         (6,110)         (8,372)         (4,979)
    Increase in inventories                                                 (1,339)         (7,837)         (9,848)
    Decrease (increase) in other current assets                                425            (486)         (1,179)
    Increase in accounts payable                                             2,057           5,591           5,319
    Increase in accrued salaries and benefits                                   97           3,216             270
    (Decrease) increase in accrued taxes other than income                  (1,506)           (149)            624
    Increase in other accrued liabilities                                    2,020           1,092             895
    Increase (decrease) in income taxes payable                              1,900           3,354            (658)
                                                                      ------------    ------------    ------------
Net cash provided by operating activities                                   63,603          54,222          35,289
                                                                      ------------    ------------    ------------

Cash Flows from Investing Activities:
Additions to property, plant and equipment                                 (60,451)        (49,329)        (44,743)
Increase in other assets                                                      (689)         (1,521)           (784)
                                                                      ------------    ------------    ------------
Net cash used in investing activities                                      (61,140)        (50,850)        (45,527)
                                                                      ------------    ------------    ------------

Cash Flows from Financing Activities:
Repayments of capitalized lease obligations and long-term debt                --              --              (194)
Proceeds  from  issuance of  common  stock upon  exercise  of stock
    options and other                                                        1,820           5,048             961
Purchase of treasury stock                                                    (137)         (1,026)         (2,282)
Dividends paid to shareholders                                              (3,176)         (2,610)           --
                                                                      ------------    ------------    ------------
Net cash (used in) provided by financing activities                         (1,493)          1,412          (1,515)
                                                                      ------------    ------------    ------------

Net increase (decrease) in cash and short-term investments                     970           4,784         (11,753)
Cash and short-term investments at beginning of year                        69,304          64,520          76,273
                                                                      ------------    ------------    ------------
Cash and short-term investments at end of year                        $     70,274    $     69,304    $     64,520
                                                                      ============    ============    ============

Cash payments for:
    Income taxes                                                      $     17,505    $     15,117    $     15,846

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three years ended December 29, 1996
                                  (Thousands)

                                      Common Stock       Additional               Treasury
                                ----------------------    paid-in     Retained      stock
                                 Shares        Amount     capital     earnings     at cost       Total
                                ---------    ---------   ----------  ---------    ---------    ---------
Balance at January 2, 1994         25,359    $     507   $  78,817   $  86,214         --      $ 165,538
Issuance of common stock              217            4         957        --           --            961
Treasury stock                       (154)        --          --          --         (2,282)      (2,282)
Tax benefit from stock option
  exercises                          --           --           788        --           --            788
Net income                           --           --          --        29,748         --         29,748
                                ---------    ---------   ---------   ---------    ---------    ---------
Balance at January 1, 1995         25,422          511      80,562     115,962       (2,282)     194,753
Issuance of common stock              987           18       3,203        --          1,827        5,048
Treasury stock                        (54)        --          --          --         (1,026)      (1,026)
Tax benefit from stock option        --           --         2,135        --           --          2,135
  exercises
Dividends declared                   --           --          --        (2,610)        --         (2,610)
Net income                           --           --          --        36,682         --         36,682
                                ---------    ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1995       26,355          529      85,900     150,034       (1,481)     234,982
Issuance of common stock              258            5       1,815        --           --          1,820
Treasury stock                         (8)        --          --          --           (137)        (137)
Tax benefit from stock option
  exercises                          --           --           886        --           --            886
Dividends declared                   --           --          --        (3,176)        --         (3,176)
Net income                           --           --          --        38,363         --         38,363
                                ---------    ---------   ---------   ---------    ---------    ---------
Balance at December 29, 1996       26,605    $     534   $  88,601   $ 185,221    $  (1,618)   $ 272,738
                                =========    =========   =========   =========    =========    =========

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

    Export sales, principally to customers in Europe and the Far East, represented approximately 45%, 39%, and 38% of net sales in 1996, 1995, and 1994 respectively. Sales to domestic distributors comprised approximately 31%, 34%, and 34% of net sales in 1996, 1995, and 1994 respectively. In 1996, 1995 and 1994 one distributor accounted for $30,889,000 or 11%, $26,081,000 or 11%, and $18,641,000 or 10% of net sales, respectively. No other distributor or original equipment manufacturer ("OEM") customer accounted for 10% or more of net sales in the years presented.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 1996, a 52-week year, ended December 29, 1996. Fiscal years 1995 and 1994 ended December 31, 1995 and January 1, 1995, respectively.

    Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of estimates from which actual results could vary.

    Cash and short-term investments. Since 1995, the Company has classified its cash equivalents and short-term investments as current. Cash and short-term investments consist of municipal bonds and money market funds, U.S. government agency obligations and corporate notes. At December 29, 1996 and December 31, 1995 cash and short-term investments which had a maturity of greater than 90 days when purchased were $69,483,000 and $67,958,000, respectively. Such investments are carried at amounts which approximate their fair market value based on quoted market prices. The Company places its investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in one instrument.

    Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

    Depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings, five to ten years on building improvements and two to five years for computer hardware, software, and machinery and equipment.

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

    Stock Options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" effective for all stock-based compensation awarded after December 15, 1994. As allowed under this standard, the Company has elected not to recognize the effects of stock-based compensation in its financial statements. Pro forma effects on net income and earnings per share are not material for the fiscal years 1996 or 1995.

3.  BALANCE SHEET DETAIL

    (Thousands)                                           Fiscal years ended
                                                          ------------------
                                                     December 29,   December 31,
                                                         1996           1995
                                                     ------------   ------------
Inventories:
    Raw materials                                    $      6,688   $      7,765
    Work-in-process                                        32,309         30,120
    Finished goods                                         10,632         10,405
                                                     ------------   ------------
                                                     $     49,629   $     48,290
                                                     ============   ============
Property, plant and equipment:
    Land and land improvements                       $      7,429   $      6,963
    Building and improvements                              43,145         35,735
    Machinery and equipment                               223,439        170,864
                                                     ------------   ------------
                                                     $    274,013   $    213,562
                                                     ============   ============
Accrued salaries and benefits:
    Salaries, benefits and other                     $      5,139   $      5,296
    Sales commissions                                       3,502          3,248
                                                     ------------   ------------
                                                     $      8,641   $      8,544
                                                     ============   ============
Accrued taxes other than income:
    Ad Valorem taxes                                 $        492   $      2,030
    Other                                                     339            307
                                                     ------------   ------------
                                                     $        831   $      2,337
                                                     ============   ============


4.  STOCKHOLDERS' EQUITY

    Stock options. In August 1984, the Company adopted the 1984 Stock Option Plan (the "1984 Plan") under which, as amended, an aggregate of 2,220,919 shares of common stock has been reserved for issuance. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 5,389,608 shares of common stock has been reserved for issuance. On April 23, 1996, the 1987 Plan was amended to provide for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1987 Plan provision, 263,555 and 266,053 shares were reserved for issuance on January 1st 1996 and 1997, respectively. These shares are reflected in the option table on the next page. All options have been granted at no less than 100% of the fair market value of the stock at the date of grant. As of December 29, 1996, the 1984 Plan and the 1987 Plan had options outstanding ranging from $0.70 to $6.25 and $2.00 to $22.13, respectively. The options generally are nontransferable and expire no later than ten years (for the 1984
Plan) and eleven years (for the 1987 Plan) from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the 1984 Plan and the 1987 Plan vest based upon years of service, generally four years. Upon termination of a participant's employment, the Company reserves the right to repurchase the nonvested portion of the stock held by the employee, at the original option price.

    On April 26, 1994, the 1993 Officer and Director Stock Option Plan ("1993 Plan") was approved by the stockholders. The 1993 Plan initially reserved an aggregate of 2,300,000 shares for issuance and provides for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1993 Plan provision, 254,216, 263,555 and 266,053 shares were reserved for issuance on January 1st, 1995, 1996, and 1997, respectively. These shares are reflected in the outstanding options table below in the year authorized. Under the 1993 Plan, as of December 29, 1996, 2,844,000 options were outstanding ranging from $14.75 to $17.88.

    Total shares reserved for future issuance upon exercise of options are 6,764,512. Additional information with respect to stock options under the 1984, 1987, and 1993 Plans is as follows.


                                                       Outstanding Options
                                                  -----------------------------
                                    Options
                                   Available       Number of        Aggregate
                                   for Grant         Shares           Price
                                 ------------     ------------     ------------
January 2, 1994                       666,511        6,185,182     $ 59,581,856
    Options authorized                254,216             --               --
    Options granted                  (286,810)         286,810        4,520,271
    Options exercised                    --           (216,907)        (960,528)
    Options canceled                   28,407          (28,407)        (386,663)
    Options expired                   (16,110)            --               --
                                 ------------     ------------     ------------
January 1, 1995                       646,214        6,226,678       62,754,936
    Options authorized                263,555             --               --
    Options granted                  (173,000)         173,000        2,966,850
    Options exercised                    --           (909,672)      (4,188,069)
    Options canceled                  202,499         (202,499)      (2,935,700)
                                 ------------     ------------     ------------
December 31, 1995                     939,268        5,287,507       58,598,017
    Options authorized                795,661             --               --
    Options granted                  (989,400)         989,400       17,847,586
    Options exercised                    --           (257,924)      (1,821,459)
    Options canceled                   38,582          (38,582)        (625,795)
                                 ------------     ------------     ------------
December 29, 1996                     784,111        5,980,401     $ 73,998,349
                                 ============     ============     ============

    In August 1994, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of December 29, 1996, 215,900 shares at a cumulative average price of $15.96, totaling $3,446,000 have been purchased pursuant to this stock repurchase program and recorded using the cost method.

5.  INCOME TAXES

    The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands).

                                                             Fiscal Years Ended
                                                             ------------------
                                                December 29,    December 31,      January 1,
                                                    1996            1995            1995
                                                ------------    ------------    ------------
Provision at statutory rate                     $     19,980    $     19,229    $     15,777
  State and environmental taxes, net of
federal benefit                                        1,015             743             675
  Tax exempt foreign sales corporation income         (1,442)         (1,054)           (958)
Research and Development tax credit                     (668)           --              --
Other                                                   (162)           (660)           (169)
                                                ------------    ------------    ------------
Provision for income taxes                      $     18,723    $     18,258    $     15,325
                                                ============    ============    ============

The components of the provision for income taxes are as follows (in thousands).

                                          Fiscal Years Ended
                                          ------------------
                             December 29,    December 31,      January 1,
                                 1996            1995            1995
                             ------------    ------------    ------------
Current provision            $     19,406    $     18,471    $     15,520
Deferred benefit                     (683)           (213)           (195)
                             ------------    ------------    ------------
Provision for income taxes   $     18,723    $     18,258    $     15,325
                             ============    ============    ============

    Current state amounts included in the provision for income taxes include $1,700,000, $1,200,000, and $1,266,000 for the years ended 1996, 1995, and
1994, respectively.

The components of the net deferred tax assets are as follows (in thousands).

                                                     Fiscal Year Ended
                                                     -----------------
                                               December 29,        December 31,
                                                   1996                1995
                                               ------------        ------------
Sales and inventory reserves                   $      8,850        $      5,277
Accrued expenses and other                            3,391               3,234
Valuation allowance                                  (3,973)             (3,973)
                                               ------------        ------------
Deferred tax assets                                   8,268               4,538
Deferred tax liability                               (4,811)             (1,764)
                                               ------------        ------------
Net deferred tax asset                         $      3,457        $      2,774
                                               ============        ============



================================================================================

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders:

    We have audited the accompanying consolidated balance sheets of Dallas Semiconductor Corporation as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation as of December 29, 1996 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
Dallas, Texas
January 7, 1997

                          SUPPLEMENTARY FINANCIAL DATA
                (Unaudited) (Thousands except per share amounts)


                                                     Fiscal Years
                                            1995 and 1996 by fiscal quarter
                                            -------------------------------
                                       1995                                    1996
                       -------------------------------------   -------------------------------------
                         1st       2nd       3rd       4th       1st       2nd       3rd       4th
                       -------   -------   -------   -------   -------   -------   -------   -------
Operating Summary:
Net sales              $52,035   $57,036   $60,512   $63,691   $65,584   $70,362   $72,023   $80,385
Cost of sales           26,045    28,818    30,429    32,323    33,697    37,263    41,490    44,606
Operating income        11,553    12,523    13,355    14,143    14,218    14,263    10,941    14,727
Income before
  income taxes          12,286    13,312    14,249    15,093    15,018    15,011    11,649    15,408
Net income               8,170     8,853     9,547    10,112    10,062    10,057     7,805    10,439

Net income per share   $  0.30   $  0.32   $  0.34   $  0.36   $  0.36   $  0.36   $  0.28   $  0.37


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section entitled "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 22, 1997, is incorporated herein by reference. Additional information with respect to executive officers of the Company is found in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    The sections entitled "Director Compensation" and "Executive Compensation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 22, 1997 (other than the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among the Company, S&P 500 Index and S&P Semiconductor Index"), are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Certain Beneficial Owners" and "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 22, 1997, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The subsection entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 22, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Financial Statements and Financial Statement Schedules

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules


The following consolidated financial statements of Dallas Semiconductor         Pages in this Annual
Corporation are included in Item 8 of this Annual Report on Form 10-K.          Report on Form 10-K
----------------------------------------------------------------------          -------------------
Consolidated Statements of Income
for each of the three fiscal years in the period ended December 29, 1996  . . . . . . . .  13
Consolidated Balance Sheets at December 29, 1996 and December 31, 1995  . . . . . . . . .  14
Consolidated Statements of Cash Flows
for each of the three fiscal years in the period ended December 29, 1996  . . . . . . . .  15
Consolidated Statements of Stockholders' Equity
for each of the three fiscal years in the period ended December 29, 1996  . . . . . . . .  16
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . 16 - 20
Report of Ernst & Young LLP, Independent Auditors   . . . . . . . . . . . . . . . . . . .  20

    The following consolidated financial statement schedule of Dallas Semiconductor Corporation is included on the page set forth below.

                                                                                Page in this Annual
                                                                                Report on Form 10-K
                                                                                -------------------
Schedule II.  Valuation Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . .  S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

    (b)  Reports on Form 8-K
         None.

    (c)  Exhibits

             Previously Filed*
             -----------------

Exhibit    With File Number                As Exhibit  Description
-------    ----------------                ----------  -----------
3(a)-1     33-16924                        3(a)-3      Restated Certificate of Incorporation of
                                                       the Registrant
3(a)-2     Amdt. No. 2 to Form 10 0-16170  3(a)-4      Amendment to Restated Certificate of
                                                       Incorporation of the Registrant
3(b)       Amdt. No. 2 to Form 10 0-16170  3(b)-1      Bylaws of the Registrant, as amended
4(a)       1989 10-K 1-10464               4(a)        Specimen form of Certificate for Common
                                                       Stock of the Registrant
4(b)       33-16924                        4           Specimen form of Certificate for Common
                                                       Stock of the Registrant
**10(a)-1  33-16924                        10(a)       1984 Stock Option Plan of the Registrant,
                                                       as amended
**10(a)-2  33-24372                        4.3.1       Form of Incentive Stock Option Agreement
                                                       relating to 1984 Stock Option Plan, as
                                                       amended
**10(a)-3  33-24372                        4.3.2       Form of Non-Qualified Stock Option
                                                       Agreement relating to 1984 Stock Option
                                                       Plan, as amended
**10(b)-1  1991 10-K 1-10464               10(b)-1     Amended and Restated 1987 Stock Option
                                                       Plan of the Registrant

               Previously Filed*
               -----------------

Exhibit    With File Number                As Exhibit  Description
-------    ----------------                ----------  -----------
**10(b)-2  33-24372                        4.4.1       Form of Incentive Stock Option Agreement
                                                       relating to options granted to employees
                                                       under the 1987 Stock Option Plan, as
                                                       amended
**10(b)-3  33-24372                        4.4.2       Form of Non-Qualified Stock Option
                                                       Agreement relating to options granted to
                                                       employees under the 1987 Stock Option
                                                       Plan, as amended
**10(b)-4  1988 10-K 0-16170               10(b)-5     Form of Non-Qualified Stock Option
                                                       Agreement relating to 1987 Stock Option
                                                       Plan, as amended (as granted on October
                                                       20, 1988)
**10(b)-5  1989 10-K 1-10464               10(b)-6     Forms of Non-Qualified Stock Option
                                                       Agreements relating to options granted to
                                                       employees under the 1987 Stock Option Plan
                                                       (as approved by the Compensation Committee
                                                       of the Board of Directors of the
                                                       Registrant on March 27, 1989)
**10(b)-6  1989 10-K 1-10464               10(b)-7     Forms of Non-Qualified Stock Option
                                                       Agreements relating to options granted to
                                                       director-level employees and officers of
                                                       the Registrant under the 1987 Stock Option
                                                       Plan (as approved by the Compensation
                                                       Committee of the Board of Directors of the
                                                       Registrant on March 27, 1989)
**10(b)-7  1989 10-K 1-10464               10(b)-8     Forms of Incentive Stock Option Agreements
                                                       relating to options granted to director-
                                                       level employees and officers of the
                                                       Registrant under the 1987 Stock Option
                                                       Plan (as approved by the Compensation
                                                       Committee of the Board of Directors of the
                                                       Registrant on March 27, 1989)
**10(c)-1  1989 10-K 1-10464               10(b)-9     Form of Special Option entered into by and
                                                       between the Registrant and certain non-
                                                       employee director optionees
**10(d)-1  1988 10-K 0-16170               10(c)-2     Form of Shareholder's Agreement between
                                                       the Registrant and employee stockholders
**10(d)-2  1989 10-K 1-10464               10(c)-2     Forms of Shareholder's Agreement between
                                                       the Registrant and employee stockholders
**10(d)-3  1989 10-K 1-10464               10(c)-3     Form of Amendment to Shareholder's
                                                       Agreement between the Registrant and
                                                       employee stockholders
**10(e)    1992 10-K 1-10464               10(e)       Officer and Key Employee Compensation Plan
**10(f)-1  1993 10-K 1-10464               10(f)-1     1993 Officer and Director Stock Option
                                                       Plan of the Registrant
**10(f)-2  1993 10-K 1-10464               10(f)-2     Form of Stock Option Agreement relating to
                                                       options granted to non-employee directors
                                                       of the Registrant under the 1993 Officer
                                                       and Director Stock Option Plan
**10(f)-3  1993 10-K 1-10464               10(f)-3     Form of Stock Option Agreement relating to
                                                       options granted to officers and employee
                                                       directors of the Registrant under the 1993
                                                       Officer and Director Stock Option Plan
**10(g)    1993 10-K 1-10464               10(g)       Executive Bonus Plan
10(h)      33-16924                        10(n)       Form of Indemnification Agreement between
                                                       the Registrant and its officers and
                                                       directors
10(i)      1992 10-K 1-10464                           Lease Agreement by and between O.B.
                                                       English, as Landlord, and the Registrant,
                                                       as Tenant, dated November 3, 1992 (4352
                                                       North Beltwood Parkway)
21         1990 10-K 1-10464               22          Subsidiaries of the Registrant
+23                                                    Consent of Independent Auditors
+27                                                    Financial Data Schedule

---------
    *Incorporated herein by reference. Abbreviations used are as follows:
Admit. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464

    +Filed herewith.
    **Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  March 3, 1997
                                     DALLAS SEMICONDUCTOR CORPORATION


                                     By: /s/C.V. Prothro
                                         --------------------------------------
                                     C.V. Prothro, Chairman of the Board of
                                     Directors, President and Chief Executive
                                     Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                           Date
      ---------                      -----                           ----
/s/C.V. Protho            Chairman of the Board of Directors,   March 3, 1997
------------------------  President and Chief Executive Officer
C.V. Prothro

/s/Alan P. Hale           Vice President - Finance              March 3, 1997
------------------------
Alan P. Hale

/s/Chao C. Mai            Senior Vice President and Director    March 3, 1997
------------------------
Chao C. Mai

/s/Michael L. Bolan       Vice President - Marketing and        March 3, 1997
------------------------  Product Development and Director
Michael L. Bolan

/s/Richard L. King        Director                              March 3, 1997
------------------------
Richard L. King

/s/M.D. Sampels           Director                              March 3, 1997
------------------------
M.D. Sampels

/s/Carmelo J. Santoro     Director                              March 3, 1997
------------------------
Carmelo J. Santoro

/s/Elmo R. Zumwalt, Jr.   Director                              March 3, 1997
------------------------
Elmo R. Zumwalt, Jr.

                                                                     SCHEDULE II

                        DALLAS SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended January 1, 1995, December 31, 1995
                             and December 29, 1996



                                                    Additions
                                     Balance at     charged to                    Balance
                                      beginning     costs and                     at end
 Classification                       of period      expenses     Deductions     of period
 --------------                      -----------   -----------   -----------   -----------
Allowance for doubtful accounts:
       1994                          $   310,000   $    34,000   $    21,000   $   323,000
       1995                          $   323,000   $    60,500   $     8,500   $   375,000
       1996                          $   375,000   $    19,000   $    21,000   $   373,000
Distributor returns and allowances:
       1994                          $ 7,727,000   $34,840,000   $34,039,000   $ 8,528,000
       1995                          $ 8,528,000   $37,073,000   $35,618,000   $ 9,983,000
       1996                          $ 9,983,000   $50,171,000   $44,261,000   $15,893,000
Inventory Reserves:
       1994                          $ 7,047,000   $   379,000   $   248,000   $ 7,178,000
       1995                          $ 7,178,000   $ 1,821,000   $   901,000   $ 8,098,000
       1996                          $ 8,098,000   $ 3,480,000   $    50,000   $11,528,000





                                     - S1 -

                                EXHIBIT INDEX


Exhibit    With File Number                As Exhibit  Description
-------    ----------------                ----------  -----------
3(a)-1     33-16924                        3(a)-3      Restated Certificate of Incorporation of
                                                       the Registrant
3(a)-2     Amdt. No. 2 to Form 10 0-16170  3(a)-4      Amendment to Restated Certificate of
                                                       Incorporation of the Registrant
3(b)       Amdt. No. 2 to Form 10 0-16170  3(b)-1      Bylaws of the Registrant, as amended
4(a)       1989 10-K 1-10464               4(a)        Specimen form of Certificate for Common
                                                       Stock of the Registrant
4(b)       33-16924                        4           Specimen form of Certificate for Common
                                                       Stock of the Registrant
**10(a)-1  33-16924                        10(a)       1984 Stock Option Plan of the Registrant,
                                                       as amended
**10(a)-2  33-24372                        4.3.1       Form of Incentive Stock Option Agreement
                                                       relating to 1984 Stock Option Plan, as
                                                       amended
**10(a)-3  33-24372                        4.3.2       Form of Non-Qualified Stock Option
                                                       Agreement relating to 1984 Stock Option
                                                       Plan, as amended
**10(b)-1  1991 10-K 1-10464               10(b)-1     Amended and Restated 1987 Stock Option
                                                       Plan of the Registrant
**10(b)-2  33-24372                        4.4.1       Form of Incentive Stock Option Agreement
                                                       relating to options granted to employees
                                                       under the 1987 Stock Option Plan, as
                                                       amended
**10(b)-3  33-24372                        4.4.2       Form of Non-Qualified Stock Option
                                                       Agreement relating to options granted to
                                                       employees under the 1987 Stock Option
                                                       Plan, as amended
**10(b)-4  1988 10-K 0-16170               10(b)-5     Form of Non-Qualified Stock Option
                                                       Agreement relating to 1987 Stock Option
                                                       Plan, as amended (as granted on October
                                                       20, 1988)
**10(b)-5  1989 10-K 1-10464               10(b)-6     Forms of Non-Qualified Stock Option
                                                       Agreements relating to options granted to
                                                       employees under the 1987 Stock Option Plan
                                                       (as approved by the Compensation Committee
                                                       of the Board of Directors of the
                                                       Registrant on March 27, 1989)
**10(b)-6  1989 10-K 1-10464               10(b)-7     Forms of Non-Qualified Stock Option
                                                       Agreements relating to options granted to
                                                       director-level employees and officers of
                                                       the Registrant under the 1987 Stock Option
                                                       Plan (as approved by the Compensation
                                                       Committee of the Board of Directors of the
                                                       Registrant on March 27, 1989)
**10(b)-7  1989 10-K 1-10464               10(b)-8     Forms of Incentive Stock Option Agreements
                                                       relating to options granted to director-
                                                       level employees and officers of the
                                                       Registrant under the 1987 Stock Option
                                                       Plan (as approved by the Compensation
                                                       Committee of the Board of Directors of the
                                                       Registrant on March 27, 1989)
**10(c)-1  1989 10-K 1-10464               10(b)-9     Form of Special Option entered into by and
                                                       between the Registrant and certain non-
                                                       employee director optionees
**10(d)-1  1988 10-K 0-16170               10(c)-2     Form of Shareholder's Agreement between
                                                       the Registrant and employee stockholders
**10(d)-2  1989 10-K 1-10464               10(c)-2     Forms of Shareholder's Agreement between
                                                       the Registrant and employee stockholders
**10(d)-3  1989 10-K 1-10464               10(c)-3     Form of Amendment to Shareholder's
                                                       Agreement between the Registrant and
                                                       employee stockholders
**10(e)    1992 10-K 1-10464               10(e)       Officer and Key Employee Compensation Plan
**10(f)-1  1993 10-K 1-10464               10(f)-1     1993 Officer and Director Stock Option
                                                       Plan of the Registrant
**10(f)-2  1993 10-K 1-10464               10(f)-2     Form of Stock Option Agreement relating to
                                                       options granted to non-employee directors
                                                       of the Registrant under the 1993 Officer
                                                       and Director Stock Option Plan
**10(f)-3  1993 10-K 1-10464               10(f)-3     Form of Stock Option Agreement relating to
                                                       options granted to officers and employee
                                                       directors of the Registrant under the 1993
                                                       Officer and Director Stock Option Plan
**10(g)    1993 10-K 1-10464               10(g)       Executive Bonus Plan
10(h)      33-16924                        10(n)       Form of Indemnification Agreement between
                                                       the Registrant and its officers and
                                                       directors
10(i)      1992 10-K 1-10464                           Lease Agreement by and between O.B.
                                                       English, as Landlord, and the Registrant,
                                                       as Tenant, dated November 3, 1992 (4352
                                                       North Beltwood Parkway)
21         1990 10-K 1-10464               22          Subsidiaries of the Registrant
+23                                                    Consent of Independent Auditors
+27                                                    Financial Data Schedule

---------
    *Incorporated herein by reference. Abbreviations used are as follows:
Admit. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464

    +Filed herewith.
    **Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).