Form 10-Q
period 1997-03-30
DALLAS SEMICONDUCTOR CORP
filed 1997-05-13
CIK 749420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended   March 30, 1997
                                     --------------

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

Number of shares outstanding of the registrant's Common Stock as of May 4, 1997: 27,236,750.
              ----------

                    DALLAS SEMICONDUCTOR CORPORATION
                           INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     FINANCIAL STATEMENTS                                      Page No.
-------     --------------------------------------------------------  --------
 Condensed Consolidated Statements of Income (Unaudited)
  Three months ended March 30, 1997 and
  March 31, 1996......................................................... 3

 Condensed Consolidated Balance Sheets
  March 30, 1997 (Unaudited) and December 29, 1996 ...................... 4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three months ended March 30, 1997 and March 31, 1996 .................. 5


 Notes to Condensed Consolidated Financial Statements ................... 6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ----------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .......... 7 - 8
            ---------------------------------------------

PART II.    OTHER INFORMATION
--------    -----------------
Items 1. through 6.  ...................................................  9
-------------------

SIGNATURE .............................................................. 10
---------

EXHIBIT 27. ART. 5 FDS 1ST QUARTER 10-Q ................................ 11
---------------------------------------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
-------     --------------------


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                       Three months ended
                                                     ----------------------
                                                     Mar. 30,      Mar. 31,
(Thousands except per share amounts)                   1997          1996
------------------------------------                 --------      --------
Net sales                                            $ 88,704      $ 65,584

Operating costs and expenses:
 Cost of sales                                         44,767        33,697
 Research and development                              10,902         7,875
 Selling, general, and administrative                  12,733         9,794
                                                     --------      --------
 Total                                                 68,402        51,366
                                                     --------      --------
Operating income                                       20,302        14,218
Interest income, net                                      914           800
                                                     --------      --------
Income before income taxes                             21,216        15,018
Provision for income taxes                              6,842         4,956
                                                     --------      --------
Net income                                           $ 14,374      $ 10,062
                                                     ========      ========
Net income per share                                 $   0.50      $   0.36
                                                     ========      ========
Weighted average common and common
equivalent shares outstanding                          28,758        27,959
                                                     ========      ========

Dividends declared per share                         $  0.035      $   0.03
                                                     ========      ========

See accompanying notes.

                          DALLAS SEMICONDUCTOR CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     Mar. 30,      Dec. 29,
(Thousands except share amounts)                       1997          1996
--------------------------------------------         --------      --------
                                                   (Unaudited)
Assets

Current assets:
 Cash and short-term investments                     $ 91,345      $ 70,274
 Accounts receivable, net                              46,772        42,812
 Inventories                                           51,658        49,629
 Deferred tax assets, net                               2,969         3,457
 Other current assets                                   4,137         3,791
                                                     --------      --------
Total current assets                                  196,881       169,963

Property, plant and equipment, at cost:
 Land                                                   7,429         7,429
 Building and improvements                             44,096        43,145
 Machinery and equipment                              231,347       223,439
                                                     --------      --------
                                                      282,872       274,013
Less accumulated depreciation                        (143,087)     (135,114)
                                                     --------      --------
   Property, plant and equipment, net                 139,785       138,899

Other assets                                            5,283         5,001
                                                     --------      --------
                                                     $341,949      $313,863
                                                     ========      ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                    $ 24,440      $ 22,475
 Accrued salaries and benefits                         10,962         8,641
 Accrued taxes other than income                        1,558           831
 Other accrued liabilities                              7,836         5,824
 Income taxes payable                                   6,738         3,354
                                                     --------      --------
 Total current liabilities                             51,534        41,125

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                --            --
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    26,987,638 shares at March 30, 1997, and
    26,696,807 shares at December 29, 1996                539           534
 Additional paid-in capital                            92,839        88,601
 Retained earnings                                    198,655       185,221
 Treasury stock, shares at cost:
    91,525 shares at March 30, 1997 and
    91,525 shares at December 29, 1996                 (1,618)       (1,618)
                                                     --------      --------
 Total stockholders' equity                           290,415       272,738
                                                     --------      --------
                                                     $341,949      $313,863
                                                     ========      ========
See accompanying notes.

                     DALLAS SEMICONDUCTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                       Three months ended
                                                     ----------------------
                                                     Mar. 30,      Mar. 31,
(Thousands)                                            1997          1996
------------------------------------                 --------      --------
Cash flows from operating activities:
Net income                                           $ 14,374      $ 10,062
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                          8,424         6,395
 Deferred tax expense                                     488           541
 Increase in receivables                               (3,960)       (3,780)
 Increase in inventories                               (2,029)       (4,053)
 Increase in other current assets                        (346)         (460)
 Increase in accounts payable                           1,965         5,981
 Increase (decrease) in accrued salaries and benefits   2,321        (3,582)
 Increase (decrease)in accrued taxes other than income    727        (1,336)
 Increase (decrease) in other accrued liabilities       2,012          (585)
 Increase in income taxes payable                       4,971         3,765
                                                    ---------      --------
Net cash provided by operating activities              28,947        12,948
                                                    ---------      --------
Cash flows from investing activities:
Additions to property, plant and equipment, net        (9,310)      (19,954)
Increase in other assets                                 (282)         (722)
                                                    ---------      --------
Net cash used in investing activities                  (9,592)      (20,676)
                                                    ---------      --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                        2,656           198
Purchase of treasury stock                                 --          (137)
Dividends paid to shareholders                           (940)         (792)
                                                    ---------      --------
Net cash provided by (used in) financing activities     1,716          (731)
                                                    ---------      --------
Net change in cash and short-term investments          21,071        (8,459)
Cash and short-term investments
  at beginning of period                               70,274        69,304
                                                    ---------      --------
Cash and short-term investments at end of period    $  91,345      $ 60,845
                                                    =========      ========

Cash payments for income taxes                      $   1,384      $    650

Supplementary schedule of non-cash investing and financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                 $  1,587       $    117

  Disposition of assets                             $    542       $     --

See accompanying notes.

                         DALLAS SEMICONDUCTOR CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1. INTERIM ACCOUNTING POLICY
The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 29, 1996. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 30, 1997 and December 29, 1996, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. Results of operations for the three months ended March 30, 1997 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period presented as historically calculated under APB No. 15. In February 1997, the Financial Accounting Standards Review
Board issued Statement No. 128 (FASB 128), Earnings Per Share, which is effective for both interim and annual periods ending after December 15, 1997. FASB 128 changes the calculation of primary and fully diluted earnings per share. Primary earnings per share excludes the dilutive effect of stock options and is expected to increase reported primary earnings per share for the quarters ended March 30, 1997 and March 31, 1996 by $0.04 and $0.02 per share, respectively. Fully diluted earnings per share includes the dilutive effect of stock options and is equivalent to our historically reported earnings per share amounts.


2. INVENTORIES (Thousands)
                                                   Mar. 30,        Dec. 29,
                                                    1997             1996
                                                  --------         --------
Raw materials                                     $  8,258         $  6,688
Work-in-process                                     32,725           32,309
Finished goods                                      10,675           10,632
                                                  --------         --------
                                                  $ 51,658         $ 49,629
                                                  ========         ========


Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.


3.  INCOME TAXES
The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense of $488,000 and $541,000 for the first quarter of 1997 and 1996, respectively. The Company's effective tax rate decreased from 33.0% in the first quarter of 1996 to 32.2% in the first quarter of 1997. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

DALLAS SEMICONDUCTOR CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth elsewhere in this report. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will achieved.


RESULTS OF OPERATIONS
---------------------
Net sales for the first quarter of 1997 were $88,704,000 an increase of 35% over the first quarter of 1996. The Company's revenue growth is supported by increased unit sales of new and existing products in several product categories as shown in the table below:


NET SALES
(Dollars in millions)
-----------------------------------------------------------------------------
                                                                     Growth
Product Categories        Q196    Q296    Q396    Q496    Q197    Q197 - Q196
-----------------------------------------------------------------------------
Telecommunications       $10.5   $11.3   $13.3   $15.0   $20.0        90%
System Extension           7.1     8.3     9.6    12.5    14.6       106%
NV SRAMs                   9.9     9.5     8.9     9.5    12.3        24%
Commercial Timekeeping     8.9     9.7     7.7     9.3    10.1	       13%
Others                     8.8     9.2     7.7     8.1     8.9	        1%
Computer Timekeeping       9.4    10.0    12.9    14.8     8.1       -14%
Microcontrollers           6.9     8.4     7.6     5.9     7.7        12%
Automatic Information      4.1     4.0     4.3     5.3     7.0        71%
-----------------------------------------------------------------------------
Company Total            $65.6   $70.4   $72.0   $80.4   $88.7        35%
-----------------------------------------------------------------------------


Gross margins increased for the first three months of 1997 to 50% from 49% during the same period in 1996. The gross margin increase was caused primarily by increased efficiency of factory operations and a sales-mix shift toward higher margin products.

Research and development ("R&D") expenses for the first quarter of 1997 increased 38% from the first quarter of 1996. The increase resulted primarily from increased personnel costs due to increased headcount. R&D expenses as a percent of net sales remained constant at 12% for the first quarter of 1997 and 1996, respectively.

Selling, general, and administrative ("SG&A") expenses for the first quarter of 1997 increased 30% compared with the first quarter of 1996. The increase in SG&A expenses resulted primarily from increased sales commissions due to higher net sales and increased personnel costs. SG&A expenses as a percent of net sales decreased from 15% for the first quarter of 1996 to 14% for the first quarter of 1997.

Operating income increased 43% for the first three months of 1997 over the same period in 1996 due primarily to higher gross profit margins on increased sales. Operating income as a percent of net sales increased to 23% from 22% for the first three months of 1997 and 1996, respectively.

DALLAS SEMICONDUCTOR CORPORATION

------------------------------
Net interest income for the first quarter of 1997 increased by $114,000 or 14% compared to the first quarter of 1996. The increase in net interest income is due primarily to changes in the average cash balances for the three month periods. Changes in interest rates will continue to affect net interest income as will any substantial change in the amount of the Company's cash and short-term investments or borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense of $488,000 and $541,000 for the first quarter of 1997 and 1996, respectively. The Company's effective tax rate decreased from 33.0% in the first quarter of 1996 to 32.2% in the first quarter of 1997. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

A number of uncertainties exist that may influence the Company's future operating results, including general economic conditions, changes in conditions affecting original equipment manufacturers, competition, alternative technologies, the Company's success in developing new products and process technologies, market acceptance of the Company's new products, distributor and sales representative performance, the ability of the Company to continue diversifying its product line, manufacturing performance, subcontractor performance, availability and price fluctuations of raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's order growth, net sales growth, or results of operations.


FINANCIAL CONDITION
-------------------
Cash and short-term investments were $91 million at the end of the first quarter of 1997, compared with $70 million at the end of fiscal year of 1996. The increase in cash and short-term investments was primarily the result of net cash provided from operations during the first three months of 1997 of $29 million offset by investments in property, plant and equipment of $10 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $10 million in the first quarter of 1997, compared to $20 million for the same period of 1996. Capital expenditures for the first quarter of 1997 related primarily to wafer fabrication and test equipment. Capital expenditures for 1997 are estimated to total approximately $60 million and will be used primarily for wafer fabrication equipment, manufacturing and test equipment, and computer hardware and software.

In 1994, the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of March 30, 1997, a total of 215,900 shares, totaling $3,446,000, has been purchased pursuant to this stock repurchase program.

On March 3, 1997, a $0.035 dividend was paid on each outstanding share of common stock, to shareholders of record on February 14, 1997. On April 24, 1997, a $0.035 dividend was declared on each share of common stock, payable on June 2, 1997, to shareholders of record on May 15, 1997.

The Company had no long-term debt at the end of the first quarter of 1997 or at the end of fiscal 1996.

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

Date:    May 14, 1997
         ------------