Form 10-Q
period 1997-06-29
DALLAS SEMICONDUCTOR CORP
filed 1997-08-12
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   June 29, 1997
                                     -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from           to
                                  ----------    ------------
    Commission file number   1-10464
                             -------

                      DALLAS SEMICONDUCTOR CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                    75-1935715
            --------                                    ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                 4401 SOUTH BELTWOOD PARKWAY, DALLAS, TEXAS  75244-3292
                 ------------------------------------------------------
                 (Address of principal executive offices)    (Zip Code)


     Registrant's telephone number, including area code:  (972) 371-4000
                                                        -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X       No
                                               -----         -----

Number of shares outstanding of the registrant's Common Stock as of August 3, 1997: 27,316,637.
                 -----------

                      DALLAS SEMICONDUCTOR CORPORATION

                             INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS                                     PAGE NO.
                                                                     --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months and six months ended June 29, 1997 and June 30, 1996 ...  3

Condensed Consolidated Balance Sheets
  June 29, 1997 (Unaudited) and December 29, 1996 .....................  4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six months ended June 29, 1997 and June 30, 1996 ....................  5

Notes to Condensed Consolidated Financial Statements  .................  6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ......... 7 - 9



PART II.    OTHER INFORMATION

ITEMS 1. THROUGH 3.  .................................................. 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 10

ITEMS 5. THROUGH 6.   ................................................. 10


SIGNATURE ............................................................. 11


EXHIBIT 27. ART. 5 FDS 2ND QUARTER 10-Q ............................... 12

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                        Three months          Six months
                                           ended                ended
                                      -----------------  ------------------
                                      Jun. 29, Jun. 30,  Jun. 29,  Jun. 30,
(Thousands except per share amounts)   1997     1996       1997      1996
------------------------------------  -------  -------   --------  --------
Net sales                             $91,040  $70,362   $179,744  $135,946
Operating costs and expenses:
 Cost of sales                         44,627   37,263     89,394    70,960
 Research and development              11,471    8,409     22,373    16,284
 Selling, general, and administrative  13,451   10,427     26,184    20,221
                                      -------  -------   --------  --------
 Total costs and expenses              69,549   56,099    137,951   107,465
                                      -------  -------   --------  --------
Operating income                       21,491   14,263     41,793    28,481
Interest income, net                    1,125      748      2,039     1,548
                                      -------  -------   --------  --------
Income before income taxes             22,616   15,011     43,832    30,029
Provision for income taxes              7,294    4,954     14,136     9,910
                                      -------  -------   --------  --------
Net income                            $15,322  $10,057   $ 29,696  $ 20,119
                                      =======  =======   ========  ========
Net income per share                  $  0.52  $  0.36   $   1.02  $   0.72
                                      =======  =======   ========  ========
Weighted average common and common
equivalent shares outstanding          29,482   27,951     29,120    27,955
                                      =======  =======   ========  ========

Dividends declared per share          $ 0.035  $  0.03   $   0.07  $   0.06
                                      =======  =======   ========  ========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    Jun. 29,    Dec. 29,
(Thousands except share amounts)                      1997        1996
--------------------------------------------        --------    --------
                                                   (Unaudited)
Assets

Current assets:
 Cash and short-term investments                    $ 98,027    $ 70,274
 Accounts receivable, net                             47,658      42,812
 Inventories                                          55,098      49,629
 Deferred tax assets                                   4,793       3,457
 Other current assets                                  4,396       3,791
                                                    --------    --------
Total current assets                                 209,972     169,963

Property, plant and equipment, at cost:
 Land                                                  7,779       7,429
 Building and improvements                            44,787      43,145
 Machinery and equipment                             239,164     223,439
                                                    --------    --------
                                                     291,730     274,013
Less accumulated depreciation                       (151,705)   (135,114)
                                                    --------    --------
   Property, plant and equipment, net                140,025     138,899

Other assets                                           5,438       5,001
                                                    --------    --------
                                                    $355,435    $313,863
                                                    ========    ========
Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                   $ 16,541    $ 22,475
 Accrued salaries and benefits                        16,192       8,641
 Accrued taxes other than income                       2,240         831
 Other accrued liabilities                             8,260       5,824
 Income taxes payable                                   (722)      3,354
                                                    --------    --------
 Total current liabilities                            42,511      41,125

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                              ---         ---
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    27,394,614 shares at June 29, 1997, and
    26,696,807 shares at December 29, 1996               548         534
 Additional paid-in capital                          100,972      88,601
 Retained earnings                                   213,022     185,221
 Treasury stock, shares at cost:
    91,525 shares at June 29, 1997 and
    91,525 shares at December 29, 1996                (1,618)     (1,618)
                                                    --------    --------
 Total stockholders' equity                          312,924     272,738
                                                    --------    --------
                                                    $355,435    $313,863
                                                    ========    ========

See accompanying notes.

                      DALLAS SEMICONDUCTOR CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                        Six Months Ended
                                                      --------------------
                                                      Jun. 29,    Jun. 30,
(Thousands)                                             1997        1996
--------------------------------------------          --------    --------
Cash flows from operating activities:
Net income                                            $ 29,696    $ 20,119
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                          17,042      13,143
 Deferred tax (benefit)/expense                         (1,336)      1,814
 Increase in receivables                                (4,846)     (3,209)
 Increase in inventories                                (5,469)     (8,779)
 Increase in other current assets                         (605)         (4)
(Decrease) increase in accounts payable                 (5,934)      3,264
 Increase (decrease) in accrued salaries and benefits    7,551      (2,815)
 Increase (decrease) in accrued taxes
    other than income                                    1,409        (803)
 Increase (decrease) in other accrued liabilities        2,436         (98)
 Increase in income taxes payable                          878         618
                                                      --------    --------
Net cash provided by operating activities               40,822      23,250
                                                      --------    --------
Cash flows from investing activities:
Additions to property, plant and equipment             (18,168)    (34,153)
Increase in other assets                                  (437)       (806)
                                                      --------    --------
Net cash used in investing activities                  (18,605)    (34,959)
                                                      --------    --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                         7,431         792
Purchase of treasury stock                                   0        (137)
Dividend paid to shareholders                           (1,895)     (1,584)
                                                      --------    --------
Net cash provided by or used in financing activities     5,536        (929)
                                                      --------    --------
Net change in cash and short-term investments           27,753     (12,638)
Cash and short-term investments
  at beginning of period                                70,274      69,304
                                                      --------    --------
Cash and short-term investments at end of period      $ 98,027    $ 56,666
                                                      ========    ========

Cash payments for income taxes                        $ 14,594    $  7,477

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                   $  4,954    $    329

Disposition of Assets                                 $    542    $     --

See accompanying notes.

                      DALLAS SEMICONDUCTOR CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 29, 1996. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 29, 1997 and December 29, 1996, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. Results of operations for the three and six month periods ended June 29, 1997 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period presented as historically calculated under APB No. 15. In February 1997, the Financial Accounting Standards Review Board issued Statement No. 128 (FASB 128), Earnings Per Share, which is effective for both interim and annual periods ending after December 15, 1997. FASB 128 changes the calculation of primary and fully diluted earnings per share. Primary earnings per share excludes the dilutive effect of stock options and is expected to increase reported primary earnings per share for the quarters ended June 29, 1997 and June 30, 1996 by $0.04 and $0.02 per share, respectively. Fully diluted earnings per share includes the dilutive effect of stock options and is equivalent to our historically reported earnings per share amounts.

2. INVENTORIES (Thousands)

                                                  Jun. 29,       Dec. 29,
                                                    1997           1996
                                                  --------      ---------
Raw materials                                     $  9,546       $  6,688
Work-in-process                                     31,460         32,309
Finished goods                                      14,092         10,632
                                                  --------       --------
                                                  $ 55,098       $ 49,629
                                                  ========       ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.  INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and six month periods ended June 29, 1997 of $1,824,000 and $1,336,000, respectively. The Company's effective tax rate decreased to 32.3% in the second quarter and first six months of 1997 from 33.0% for the same periods in 1996. This decrease was a result of the reinstatement and modification of the federal research and development tax credit by the Small Business Jobs Protection Act of 1996 and anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


RESULTS OF OPERATIONS

Net sales for the second quarter of 1997 were $91,040,000 an increase of 29% over the second quarter of 1996. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families as shown in the table below:

NET SALES
(Millions)

------------------------------------------------------------------------------
                                                                     Growth
Product Family          Q296     Q396     Q496    Q197     Q297    Q297 - Q296
------------------------------------------------------------------------------
Telecom                $11.3    $13.3    $15.0    $20.0    $20.0       77%
System Extension         8.3      9.6     12.5     14.6     14.6       76%
Commercial Timekeeping   9.7      7.7      9.3     10.1     14.0       44%
NV SRAMs                 9.5      8.9      9.5     12.3     13.0       37%
Other Families           8.2      6.9      8.1      8.9      9.6       17%
Auto Information         5.0      5.1      5.3      7.0      8.6       72%
Microcontrollers         8.4      7.6      5.9      7.7      6.1      -27%
Computer Timekeeping    10.0     12.9     14.8      8.1      5.1      -49%
------------------------------------------------------------------------------
Company Total          $70.4    $72.0    $80.4    $88.7    $91.0       29%
------------------------------------------------------------------------------

Gross margins increased for the first six months of 1997 to 50% from 48% during the same period in 1996. Gross margins increased in the second quarter of 1997 to 51% from 47% in the second quarter of 1996. The gross margin increase for both periods was caused primarily by increased efficiency in factory operations and a sales-mix shift toward higher margin products.

Research and development ("R&D") expenses for the second quarter of 1997 increased 36% from the second quarter of 1996. R&D expenses increased 37% for the first six months of 1997 over the same period in 1996. The increase resulted primarily from increased personnel costs due to increased headcount. R&D expenses as a percent of sales increased to 13% from 12% for the second quarter of 1997 and 1996, respectively. R&D expenses as a percent of sales remained constant at 12% for the six month periods ended June 29, 1997 and June 30, 1996, respectively.

                      DALLAS SEMICONDUCTOR CORPORATION

Selling, general, and administrative ("SG&A") expenses increased 29% for the three and six month periods ended June 29, 1997 over the same periods ended June 30, 1996. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales and increased personnel costs. SG&A expenses as a percent of net sales remained constant at 15% for the three and six month periods ended June 29, 1997 and June 30, 1996, respectively.

Operating income increased 51% and 47% for the second quarter of 1997 and the first six months of 1997 over the same periods in 1996, respectively. The increase for both periods was due primarily to higher gross profit margins. Operating income as a percent of sales increased to 23% from 21% for the first six months of 1997 and 1996, respectively.

Net interest income for the second quarter of 1997 increased by $377,000 or 50% over the second quarter of 1996. Net interest income increased by $491,000 or 32% for the first six months of 1997 over the same period in 1996. The changes in net interest income are due primarily to changes in the average cash balances for the three and six month periods. Changes in interest rates will continue to effect net interest income as well as any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and six month periods ended June 29, 1997 of $1,824,000 and $1,336,000, respectively. The Company's effective tax rate decreased to 32.3% in the second quarter and first six months of 1997 from 33.0% for the same periods in 1996. This decrease was a result of the reinstatement and modification of the federal research and development tax credit by the Small Business Jobs Protection Act of 1996, and anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


FINANCIAL CONDITION

Cash and short-term investments were $98.0 million at the end of the second quarter of 1997, compared with $70.3 million at the end of fiscal year 1996. The increase in cash and short-term investments were primarily the result of net cash provided from operations during the first six months of 1997 of $40.8 million offset by investments in property, plant and equipment of $18.6 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

                      DALLAS SEMICONDUCTOR CORPORATION

Capital additions were $9 million in the second quarter of 1997, compared to $14 million for the same period of 1996. Capital expenditures for the second quarter of 1997 related primarily to wafer fabrication and test equipment. Capital expenditures for 1997 are estimated to total approximately $55 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of June 29, 1997, a total of 215,900 shares, totaling $3,446,000 have been purchased pursuant to this stock repurchase program.

On June 2, 1997, a $0.035 dividend was paid on each outstanding share of common stock, to shareholders of record on May 15, 1997. On July 22, 1997, a $0.035 dividend was declared on each outstanding share of common stock, payable on September 2, 1997, to shareholders of record on August 15, 1997.

The Company had no long-term debt at the end of the second quarter of 1997 or at the end of fiscal 1996.

                      DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION

ITEMS 1.- 3.

 Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on April 22, 1997.

(b) (c) (d)  The following items were presented to the stockholders with the following results.

Election of Directors:                                    Votes
                                     Votes For          Withheld
                                     ----------         --------
C.V. Prothro                         24,539,003          383,929
Chao C. Mai                          24,538,907          384,025
Michael L. Bolan                     24,539,363          383,569
Richard L. King                      24,530,291          392,641
M.D. Sampels                         24,532,311          390,621
Carmelo J. Santoro                   24,532,001          390,931
E.R. Zumwalt, Jr.                    24,491,770          431,162

                                            Votes                  Broker
                              Votes For    Against   Abstentions   Non-Votes
                              ----------  ---------  -----------   ---------
Selection of
Ernst & Young LLP as
independent auditors for
the 1997 fiscal year          24,811,110    94,495     17,327         --


                                            Votes                  Broker
                              Votes For    Against   Abstentions   Non-Votes
                              ---------  ----------- -----------   ---------
Stockholder proposal
that the shareholders
assembled in person and by
proxy, recommend 1.) that all
future non-employee directors
not be granted any company
paid or financed pension
benefits and 2.) current
non-employee directors
relinquish their pension
benefits.                      1,947,554  18,996,397    261,928    3,717,053

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBIT 27 - FINANCIAL DATA SCHEDULE

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          -------------------------
          Alan P. Hale
          Vice President, Finance

Date:     August 8, 1997
          --------------

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                               ITEM
------                               ----
  27                       ARTICLE 5 FINANCIAL DATA SCHEDULE SECOND QUARTER 10-Q