Form 10-Q
period 1997-09-28
DALLAS SEMICONDUCTOR CORP
filed 1997-11-12
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 28, 1997
                                   ------------------

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

Number of shares outstanding of the registrant's Common Stock as of November 2, 1997: 27,459,162.
                   ----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS                                    PAGE NO.
                                                                    --------
Condensed Consolidated Statements of Income (Unaudited)
   Three months and nine months ended September 28, 1997 and
   September 29, 1996   ...............................................  3

 Condensed Consolidated Balance Sheets
  September 28, 1997 (Unaudited) and December 29, 1996 ................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended September 28, 1997 and September 29, 1996  ........  5

 Notes to Condensed Consolidated Financial Statements .................  6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ......... 7 - 9


PART II.    OTHER INFORMATION

ITEMS 1. THROUGH 6. ................................................... 10

SIGNATURE ............................................................. 11

EXHIBIT 27. ART. 5 FDS 3RD QUARTER 10-Q ............................... 12

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                   Three months          Nine months
                                                      ended                 ended
                                                -------------------   --------------------
                                                Sept. 28,  Sept. 29,  Sept. 28,  Sept. 29,
(Thousands except per share amounts)              1997       1996       1997       1996
------------------------------------            --------   --------   --------   --------
Net sales                                       $ 93,069   $ 72,023   $272,813   $207,969
Operating costs and expenses:
 Cost of sales                                    44,710     41,490    134,104    112,450
 Research and development                         11,517      9,057     33,890     25,341
 Selling, general, and administrative             13,531     10,535     39,715     30,756
                                                --------   --------   --------   --------
 Total costs and expenses                         69,758     61,082    207,709    168,547
                                                --------   --------   --------   --------
Operating income                                  23,311     10,941     65,104     39,422
Interest income, net                               1,287        708      3,326      2,256
                                                --------   --------   --------   --------
Income before income taxes                        24,598     11,649     68,430     41,678
Provision for income taxes                         7,687      3,844     21,823     13,754
                                                --------   --------   --------   --------
Net income                                      $ 16,911   $  7,805   $ 46,607   $ 27,924
                                                ========   ========   ========   ========
Net income per share                            $   0.57   $   0.28   $   1.59   $   1.00
                                                ========   ========   ========   ========
Weighted average common and common
equivalent shares outstanding                     29,659     27,826     29,300     27,912
                                                ========   ========   ========   ========

Dividends declared per share                    $  0.035   $   0.03   $  0.105   $   0.09
                                                ========   ========   ========   ========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           Sept. 28,     Dec. 29,
(Thousands except share amounts)                             1997         1996
--------------------------------------------              ----------    ----------
                                                          (Unaudited)
Assets

Current assets:
 Cash and short-term investments                          $  110,974    $   70,274
 Accounts receivable, net                                     55,178        42,812
 Inventories                                                  57,247        49,629
 Deferred tax assets                                           6,867         3,457
 Other current assets                                          3,855         3,791
                                                          ----------    ----------
Total current assets                                         234,121       169,963

Property, plant and equipment, at cost:
 Land                                                          7,804         7,429
 Building and improvements                                    46,267        43,145
 Machinery and equipment                                     247,494       223,439
                                                          ----------    ----------
                                                             301,565       274,013
Less accumulated depreciation                               (160,581)     (135,114)
                                                          ----------    ----------
   Property, plant and equipment, net                        140,984       138,899

Other assets                                                   5,237         5,001
                                                          ----------    ----------
                                                          $  380,342    $  313,863
                                                          ==========    ==========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                         $   19,193    $   22,475
 Accrued salaries and benefits                                17,999         8,641
 Accrued taxes other than income                               2,866           831
 Other accrued liabilities                                     9,320         5,824
 Income taxes payable                                          1,150         3,354
                                                          ----------    ----------
 Total current liabilities                                    50,528        41,125

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                        --            --
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    27,436,833 shares at September 28, 1997, and
    26,696,807 shares at December 29, 1996                       548           534
 Additional paid-in capital                                  101,907        88,601
 Retained earnings                                           228,977       185,221
 Treasury stock, shares at cost:
    91,525 shares at September 28, 1997 and
    91,525 shares at December 29, 1996                        (1,618)       (1,618)
                                                          ----------    ----------
 Total stockholders' equity                                  329,814       272,738
                                                          ----------    ----------
                                                          $  380,342    $  313,863
                                                          ==========    ==========


See accompanying notes

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                       Nine Months Ended
                                                    ------------------------
                                                     Sept. 28,     Sept. 29,
(Thousands)                                            1997          1996
--------------------------------------------        ----------    ----------
Cash flows from operating activities:
Net income                                          $   46,607    $   27,924
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                          26,104        20,460
 Deferred tax (benefit)/expense                         (3,410)        3,113
 Increase in receivables                               (12,366)       (9,455)
 Increase in inventories                                (7,618)       (3,501)
 Increase in other current assets                          (64)          (77)
(Decrease) increase in accounts payable                 (3,282)          420
 Increase (decrease) in accrued salaries
   and benefits                                          9,358        (1,462)
 Increase (decrease) in accrued taxes
    other than income                                    2,035          (182)
 Increase in other accrued liabilities                   3,496           925
 Increase in income taxes payable                        3,146           101
                                                    ----------    ----------
Net cash provided by operating activities               64,006        38,266
                                                    ----------    ----------
Cash flows from investing activities:
Additions to property, plant and equipment             (28,189)      (46,627)
Increase in other assets                                  (236)         (718)
                                                    ----------    ----------
Net cash used in investing activities                  (28,425)      (47,345)
                                                    ----------    ----------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise of stock options                          7,970         1,257
Purchase of treasury stock                                  --          (137)
Dividends paid to shareholders                          (2,851)       (2,379)
                                                    ----------    ----------
Net cash provided by (used in)financing
 activities                                              5,119        (1,259)
                                                    ----------    ----------
Net change in cash and short-term investments           40,700       (10,338)
Cash and short-term investments
 at beginning of period                                 70,274        69,304
                                                    ----------    ----------
Cash and short-term investments at end of period    $  110,974    $   58,966
                                                    ==========    ==========

Cash payments for income taxes                      $   22,087    $   10,540

Supplementary schedule of non-cash financing
 activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                 $    5,350    $      500

Disposition of assets                               $      696    $       --

See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 29, 1996. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 28, 1997 and December 29, 1996, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. Results of operations for the three and nine month periods ended September 28, 1997 are not necessarily indicative of results to be expected for the full year.

The difference between primary and fully diluted net income per share was not material in any period presented as historically calculated under APB No. 15. In February 1997, the Financial Accounting Standards Review Board issued Statement No. 128 (FASB 128), Earnings Per Share, which is effective for both interim and annual periods ending after December 15, 1997. FASB 128 changes the calculation of primary and fully diluted earnings per share. Primary earnings per share excludes the dilutive effect of stock options and is expected to increase reported primary earnings per share for the quarters ended September 28, 1997 and September 29, 1996 by $0.05 and $0.01 per share, respectively. Fully diluted earnings per share includes the dilutive effect of stock options and is equivalent to our historically reported earnings per share amounts.

2. INVENTORIES (Thousands)

                                                  Sept. 28,      Dec. 29,
                                                    1997           1996
                                                  ---------      --------
Raw materials                                     $ 10,439       $  6,688
Work-in-process                                     31,000         32,309
Finished goods                                      15,808         10,632
                                                  ---------      --------
                                                  $ 57,247       $ 49,629
                                                  =========      ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.  INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine month periods ended September 28, 1997 of $2,074,000 and $3,410,000, respectively. The Company's effective tax rate decreased to 31.3% for the third quarter of 1997 and to 31.9% for the first nine months of 1997 from 33.0% for the same periods in 1996, respectively. This decrease was the result of the reinstatement, modification and extension of the federal research and development tax credit by the Small Business Jobs Protection Act of 1996 and the Taxpayer Relief Act of 1997 and anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


RESULTS OF OPERATIONS

Net sales for the third quarter of 1997 were $93,069,000, an increase of 29% over the third quarter of 1996. The Company's revenue growth is supported by increased unit sales of new and existing products in several product families as shown in the table below:

NET SALES
(Millions)
----------------------------------------------------------------------------------------
                                                                               Growth
Product Family                   Q396     Q496     Q197     Q297     Q397    Q397 - Q396
----------------------------------------------------------------------------------------
Telecom                        $ 13.3   $ 15.0   $ 20.0   $ 20.0     20.7       56%
System Extension                  9.6     12.5     14.6     14.6     16.2       69%
Commercial Timekeeping            7.7      9.3     10.1     14.0     12.9       68%
Auto Information                  5.1      5.3      7.0      8.6     10.5      106%
NV SRAMs                          8.9      9.5     12.3     13.0     10.4       17%
Microcontrollers                  7.7      5.9      7.8      6.2      9.6       25%
Other Families                    6.8      8.1      8.8      9.5      7.7       13%
Computer Timekeeping             12.9     14.8      8.1      5.1      5.1      (60%)
----------------------------------------------------------------------------------------
Company Total                  $ 72.0   $ 80.4   $ 88.7   $ 91.0   $ 93.1       29%
----------------------------------------------------------------------------------------

Gross margins increased for the first nine months of 1997 to 51% from 46% during the same period in 1996. Gross margins increased in the third quarter of 1997 to 52% from 42% in the third quarter of 1996. The gross margin increase for both periods was caused primarily by increased efficiency in factory operations and a sales-mix shift toward higher margin products.

Research and development ("R&D") expenses for the third quarter of 1997 increased 27% from the third quarter of 1996. R&D expenses increased 34% for the first nine months of 1997 over the same period in 1996. The increase for both periods resulted primarily from increased personnel costs due to increased headcount. R&D expenses as a percent of sales decreased to 12% from 13% for the third quarter of 1997 and 1996, respectively. R&D expenses as a percent of sales remained constant at 12% for the nine month periods ended September 28, 1997 and September 29, 1996, respectively.

                        DALLAS SEMICONDUCTOR CORPORATION

Selling, general, and administrative ("SG&A") expenses increased 28% and 29% for the third quarter of 1997 and the first nine months of 1997 over the same periods in 1996, respectively. The increase in SG&A expenses resulted primarily from increased sales commission amounts due to higher net sales and increased personnel costs. SG&A expenses as a percent of net sales remained constant at 15% for the three and nine month periods ended September 28, 1997 and September 29, 1996, respectively.

Operating income increased 113% and 65% for the third quarter of 1997 and the first nine months of 1997 over the same periods in 1996, respectively. The increase for both periods was due primarily to higher gross profit margins. Operating income as a percent of sales increased to 24% from 19% for the first nine months of 1997 and 1996, respectively.

Net interest income for the third quarter of 1997 increased by $579,000 or 82% over the third quarter of 1996. Net interest income increased by $1,070,000 or 47% for the first nine months of 1997 over the same period in 1996. The changes in net interest income are due primarily to changes in the average cash balances for the three and nine month periods. Changes in interest rates will continue to effect net interest income as well as any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine month periods ended September 28, 1997 of $2,074,000 and $3,410,000, respectively. The Company's effective tax rate decreased to 31.3% in the third quarter of 1997 and to 31.9% for the first nine months of 1997 from 33.0% for the same periods in 1996, respectively. This decrease was a result of the reinstatement, modification and extension of the federal research and development tax credit by the Small Business Jobs Protection Act of 1996, and anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


FINANCIAL CONDITION

Cash and short-term investments were $111 million at the end of the third quarter of 1997, compared with $70 million at the end of fiscal year 1996. The increase in cash and short-term investments were primarily the result of net cash provided from operations during the first nine months of 1997 of $64 million offset by investments in property, plant and equipment of $28 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

                        DALLAS SEMICONDUCTOR CORPORATION


FINANCIAL CONDITION (CONTINUED)

Capital additions were $10 million in the third quarter of 1997, compared to $12 million for the same period of 1996. Capital expenditures for the third quarter of 1997 related primarily to wafer fabrication and test equipment. Capital expenditures for 1997 are estimated to total approximately $50 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, up to 500,000 shares of the Company's common stock. As of September 28, 1997, a total of 215,900 shares, totaling $3,446,000 have been purchased pursuant to this stock repurchase program.

On September 2, 1997, a $0.035 dividend was paid on each outstanding share of common stock, to shareholders of record on August 15, 1997. On October 21, 1997, a $0.035 dividend was declared on each outstanding share of common stock, payable on December 1, 1997, to shareholders of record on November 14, 1997.

The Company had no long-term debt at the end of the third quarter of 1997 or at the end of fiscal year 1996.

                        DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION

ITEMS 1.- 5.

  Not applicable.

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------------------
          Alan P. Hale
          Vice President, Finance

Date:     November 10, 1997
          ----------------------------

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27           FINANCIAL DATA SCHEDULE