Form 10-K405
period 1997-12-28
DALLAS SEMICONDUCTOR CORP
filed 1998-03-02
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .......................

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 1, 1998: $1,315,876,826.

         Number of shares outstanding of the registrant's Common Stock as of February 1, 1998: 27,849,245.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on April 21, 1998, are incorporated by reference into Part III.

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

         The Company uses its advanced technologies to gain a competitive edge over the traditional approaches to semiconductors. Combining lithium energy cells with low-power complimentary metal oxide silicon (CMOS) chips can power them for the useful life of the equipment. Direct laser writing can enhance chip capabilities with higher levels of precision and/or unique identities. Special packaging gives improved functionality to silicon chips.

         In its fourteen-year history, Dallas Semiconductor has developed 292 proprietary base products with over 2,000 variations shipped to more than 15,000 customers worldwide. A direct sales force and distribution network sell to original equipment manufacturers (OEMs) of personal computers and workstations, scientific and medical equipment, industrial controls, automatic identification, telecommunications, consumer electronics and other markets.

         The Company organizes its products into product categories sharing common technologies, markets or applications as shown below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for the 1997 growth rates and relative size of the Company's main product categories.

         Communications                            Automatic Information
         System Extension                          Microcontrollers
         Commercial Timekeeping                    Computer Timekeeping
         Nonvolatile RAMs                          Others

PRODUCT DEVELOPMENT

         The Company developed 25 new proprietary base products during the 1997 fiscal year. The Company's research and development expenditures for fiscal 1997 were $46 million, compared to expenditures in 1996 and 1995 of $35 million and $29 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.


PRODUCTS

         Descriptions of the Company's product categories are as follows.

         COMMUNICATIONS. An emerging and rapidly growing market exists for high capacity voice, data and video transmission. High capacity digital links in North America and Europe/Asia are known as T1/E1 networks. A set of highly integrated chips developed by Dallas Semiconductor addresses the requirements of these protocols and provides one of the most cost-effective solutions available in the industry while minimizing board space and power requirements. Transmission line terminators, such as the SCSI (small computer system interface) Terminator, quiet transmission lines between computers and peripherals, such as disk drives, permitting high speed, high integrity data transmissions.

         SYSTEM EXTENSION. This product category provides complete solutions to common problems facing many systems designers. Nearly all of the products include both analog and digital circuitry on the same chip. Direct-to-Digital Temperature Sensors help manage the growing thermal problems facing designers as the inevitable march to put more power into shrinking form factors continues. Digital Potentiometers permit a digital microprocessor to easily control an analog parameter such as volume or display screen brightness. CPU Supervisors monitor the power supply voltages in a system and issue a warning to the system should any fall below a critical value.

         COMMERCIAL TIMEKEEPING. Accurate clock-calendar information remains in demand in the ever evolving communications, consumer, industrial and medical markets (CCIM). A comprehensive line-up of CCIM timekeepers from the Company, including more than 45 base products in both chip and module packaging are in production to meet this need. Serial Timekeepers provide advanced features including clock-calendar display, talk-time, re-dial timing and power management for digital cellular phones. Phantom and Watchdog modules are used in data communications network routers, hubs and bridges to monitor communications traffic and store the exhaustive amounts of network configuration data. Bytewide Watchdog Timekeepers are also required in industrial control and medical equipment with extended functions including Nonvolatile SRAM and A/D conversion.

         NONVOLATILE RAMS. Static random access memory(SRAM) chips which were first introduced over 20 years ago, are used for high speed storage and retrieval of data. SRAMs have always had the undesirable characteristic of data loss when power is disrupted. Dallas Semiconductor has combined its circuitry and understanding of ultra low power CMOS SRAMs with improvements in long life lithium power sources to develop a family of Nonvolatile SRAM products. Nonvolatile SRAMs integrate a lithium power source and intelligent control circuitry to retain data even in the absence of system power. The control circuit, by monitoring the level of system voltage available to the memory at all times, switches to the lithium power source when necessary, and also protects the memory contents against inadvertent changes during system power fluctuations. A lithium power source provides backup power for more than 10 years in the absence of system power. Recent additions to the product line have increased memory capacity, added features to the basic architecture, and offered a solution for surface mount systems.

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

         The Automatic Information product category also includes Software Authorization products that provide security for intellectual property (e.g., software and data). In an information age, an increasing demand exists to provide security for intellectual property and data. Publishers of premium-priced personal computer software who have strong motivations to protect their products from unauthorized use is one example of this demand. Devices in this product category can also be used to control access to buildings and equipment. Cryptographic iButton(TM) is a new product that enables a standard PC to send secure communications across networks, such as the Internet, to facilitate electronic commerce or to send private e-mail messages.

         MICROCONTROLLERS. A microcontroller typically combines a central processing unit, data memory, program memory and input-output devices on a single chip in order to control a wide variety of electronic systems. Dallas Semiconductor offers two product categories of Microcontroller devices, both based on the popular 8051 instruction set. The first, the Secure Microcontroller category, is based on the concept of using battery-backed non-volatile SRAM to hold program and data information. Unlike rigid ROM (read only memory) or EPROM (electrically programmable ROM) based microcontrollers, all of Dallas Semiconductor's Secure Microcontrollers are designed for change. By using high-performance, read/write SRAM memory, software is easily modified and remains nonvolatile for more than 10 years. This memory is initially loaded via a serial port and can be dynamically allocated to fit program and data storage requirements of a particular task. Unique security features of this product line allow users to "lock" their software into the processor thereby protecting it from unauthorized access and protecting valuable intellectual property. The second product category of Microcontrollers is based on a completely redesigned 8051 core that executes the same instruction set up to three times faster with no hardware changes. With this improved execution efficiency and because these devices were designed to be pin-for-pin compatible, they offer users the unique ability to add features and improve performance of their system without a complete redesign.

         COMPUTER TIMEKEEPING. The personal computer has been the dominant target market for computer timekeeping. This market is extremely cost sensitive and highly competitive. Cost pressures and competition are met by higher levels of integration and feature enhancement. The Company has differentiated Timekeeping products by adding features including NV SRAM, energy conservation components, and - most recently -Year 2000 compliance.

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

         OTHER: INTELLIGENT SOCKETS. Often, after a system's design is complete, the manufacturer may desire to enhance functionality because of increased competition from newer products. Dallas Semiconductor has incorporated active electronics in sockets which can be soldered into a system board and add capabilities without requiring substantive changes in the existing system. For example, many systems manufacturers desire the capability to make SRAMs in existing systems nonvolatile. In this instance, they can replace the SRAM's socket in a system currently in use with a SmartSocket in the same place, and plug the memory circuit into the SmartSocket. A lithium battery and control circuit within the SmartSocket now allow the SRAM to retain data in the event of a loss of system power. Another example is a requirement in many existing systems to monitor and record time of day. The SmartWatch replaces standard SRAM sockets in existing systems and adds the ability to keep time of day to hundredths of a second while also making connected memory circuits nonvolatile.

         OTHER: SILICON TIMED CIRCUITS. Electronic systems require exact timing to control the trans-mission of data between their component parts. Timing requirements vary across systems. Historically, systems designers have not been able to use semiconductors as timing references because of their lack of precision; they consequently achieved the required accuracy by using, in combination or separately, quartz crystals and hybrid passive components, known as delay lines. Dallas Semiconductor's all-silicon delay lines offer single chip reliability, economy and significantly greater precision due to their laser-defined specifications. Direct laser writing provides precise accuracy and, because the products are defined in the final stage of manufacturing, a broad product mix is available without losing the economic benefits of standard integrated circuit production. Customers are provided maximum flexibility, as well as the option of purchasing tailor-made products at the approximate cost of standard, off-the-shelf solutions. These all-silicon products can be designed into new systems, as well as retrofitted into existing systems which otherwise utilize hybrid approaches.

MANUFACTURING

         In March 1987 the Company began production at its advanced wafer fabrication facility, in which it is currently producing high performance CMOS integrated circuits with sub-micron geometries. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. Physical expansion of this facility was completed in 1989 and an additional wafer fabrication facility module was completed in 1994. Additional equipment is installed from time-to-time to support higher production volumes or advanced processing needs. The Company's wafer fabrication facility increased its wafer production by approximately 28% in 1996 and by approximately 18% in 1997. During fiscal 1997 all of the wafers used by the Company were processed at its own facility.

         After silicon wafers have been fabricated, the Company utilizes overseas assembly contractors to cut the wafers into individual chips and assemble them into integrated circuit packaging. The Company performs module assembly operations and final testing for substantially all of the Company's products in Dallas, Texas.

PRODUCT COMPONENTS

         During fiscal 1997 the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products. The Company anticipates that, at least for the short term, an adequate supply of these memory circuits will be available; however, given the historically unpredictable and undependable supply of these components, shortages may recur causing future sales of some Company products to be delayed or lost. If such shortages occur, future sales and earnings from products using these circuits, primarily Nonvolatile SRAMs, could be adversely affected. Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company continues to seek alternative sources for these components, including internal production of static memory circuits for use in its own products, primarily the Nonvolatile SRAMs.

SALES

         Sales are made to distributors and to OEMs. For fiscal 1997 no OEM customer accounted for more than 5% of the Company's net sales, and the Company's top 25 OEM customers accounted for approximately 28% of net sales. The Company sells its products to customers by utilizing its own sales force and a global network of independent sales representative firms and distributors. During fiscal 1997 sales to domestic distributors represented approximately 34% of the Company's net sales, with the Company's largest domestic distributor, Avnet, accounting for a total of approximately 11.1% of net sales.

         The Company sells its products in a number of foreign countries, including a number of countries in Europe and the Far East. Export sales accounted for 43% of net sales in fiscal 1997. Export sales were 20% and 23% in Europe and the Far East, respectively, in fiscal 1997. The Company's export sales are billed in United States dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

         The Company recognizes revenues from sales to distributors at the time of shipment to the distributor. As is common in the semiconductor industry, the Company grants price protection to distributors. Under this policy, distributors are granted credits for the difference between the price they were originally charged for products in inventory at the time of a price reduction and the reduced price which the Company subsequently charges distributors.
From time-to-time, distributors are also granted credits on an individual basis for Company-approved price reductions to specific customers made to meet competition. The Company also grants distributors limited rights to return products. The Company maintains reserves against which these credits and returns are charged.

BACKLOG

         The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future revenues. Backlog orders are generally subject to cancellation without penalty at the option of the purchaser and to changes in delivery schedules and do not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of December 28, 1997, the Company's backlog was approximately $80 million, as compared to approximately $72 million at December 29, 1996. The Company includes in its backlog all released purchase orders shippable within the next 12 months.

THE SEMICONDUCTOR INDUSTRY AND COMPETITION

         The semiconductor industry is characterized by rapid technological change, intense competition from domestic and foreign competitors, cyclical market patterns, price erosion, occasional shortages of materials, variations in manufacturing yields and efficiencies and significant expenditures for capital equipment and product development. The industry has from time-to-time experienced severely depressed business conditions as well as short term softness and imbalances. While the Company's strategy is designed to reduce its exposure to these factors, fluctuations in operating results could occur due to one or more of these factors. The available supply of certain memory circuits used in a number of the Company's products has historically been unpredictable and undependable. Shortages in the supply of these circuits could limit the Company's future sales and earnings growth, and significant price fluctuations in the purchase price for these circuits could impact the Company's gross margins. See "Item 1. Business - Product Components."

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

PATENTS AND INTELLECTUAL PROPERTIES

         Dallas Semiconductor has to date acquired or been granted 211 U.S. patents and seven foreign patents. The expiration dates of the Company's patents range from 1998 to 2015. None of the patents individually is considered material to the Company's business. The Company has a number of patent applications pending, although no assurance can be given that patents will ever be issued from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain products, and has sought copyright protection for its software and product literature. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

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

EMPLOYEES

         At December 28, 1997 the Company had 1,497 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During fiscal 1997, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At December 28, 1997, the Company was utilizing the services of 406 such temporary agency employees.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Dallas, Texas. As of December 28, 1997 the Company owned approximately 40 acres of land that includes approximately 632,000 square feet of building space. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. In 1997, the Company purchased an additional five acres that included an additional 70,000 square feet of building space. A portion of this space is currently subject to certain existing leases. The Company currently leases a total of 48,000 square feet of nearby building space for additional warehousing.

         The Company currently leases small office facilities for its sales staff in Irvine, California, Sunnyvale, California, Woodland Hills, California, Chelmsford, Massachusetts, Marlton, New Jersey, Hoffman Estates, Illinois, Akron, Ohio and Dallas, Texas, under short term leases. The Company leases a small office facility in Beaverton, Oregon for design engineering. The Company's subsidiary, Dallas Semiconductor Corporation Limited, leases an office facility in Birmingham, England. The Company's subsidiary, Dallas Semiconductor Corporation (Taiwan), leases an office facility in Taipei, Taiwan. The Company established a new subsidiary in November 1997, Dallas Semiconductor Corporation (Germany), which leases an office facility in Munich, Germany. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information as of March 2, 1998, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.

      NAME             AGE       CURRENT TITLE AND POSITION
      ----             ---       --------------------------
C.V. Prothro           55        Chairman of the Board of Directors, President and
                                 Chief Executive Officer

Chao C. Mai            62        Senior Vice President

Michael L. Bolan       51        Vice President - Marketing and Product Development

F.A. Scherpenberg      51        Vice President - Computer Products

Alan P. Hale           37        Vice President - Finance

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol DS. At December 28, 1997, there were approximately 573 holders of record of the Company's common stock. Set forth below are the high, low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 1996 and 1997 fiscal years:

                                     1996                                             1997
                   1ST         2ND          3RD         4TH         1ST         2ND          3RD         4TH
                 ------      ------       ------      ------      ------      ------       ------      ------
 Stock Prices:

 High            $22.75      $22.00       $19.38      $23.63      $27.00      $41.00       $42.50      $55.00

 Low              18.00       17.75        17.38       17.75       22.75       25.63        32.81       35.50

 End              18.38       18.13        18.25       22.25       26.13       37.19        41.81       37.38


         In January 1995, the Board of Directors authorized the initiation of a quarterly dividend program. Total dividends paid in 1997 were $0.14 per share or $3,815,000. On January 20, 1998 the Board of Directors increased its annual cash dividend on the Company's common stock from $0.14 to $0.16 per share. The board also declared a quarterly cash dividend of $0.04 on each outstanding share of its common stock, payable on March 2, 1998 to holders of record on February 13, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (Dollars in Thousands, Except per Share Amounts)

                                                                               Fiscal Years
                                                     --------------------------------------------------------------
                                                         1997         1996         1995         1994         1993
                                                     ----------   ----------   ----------   ----------   ----------
OPERATING SUMMARY:
Net sales                                            $  368,212   $  288,354   $  233,274   $  181,432   $  156,869
Costs and expenses:
    Cost of sales                                       178,441      157,056      117,615       90,289       78,051
    Research and development                             46,078       34,974       28,602       22,651       19,402
    Selling, general and administrative                  53,838       42,175       35,483       26,584       22,588
                                                     ----------   ----------   ----------   ----------   ----------

Operating income                                         89,855       54,149       51,574       41,908       36,828
Interest income, net                                      4,681        2,937        3,366        3,165        2,825
                                                     ----------   ----------   ----------   ----------   ----------

Income before income taxes                               94,536       57,086       54,940       45,073       39,653
Provision for income taxes                               29,981       18,723       18,258       15,325       14,062
                                                     ----------   ----------   ----------   ----------   ----------
Net income                                           $   64,555   $   38,363   $   36,682   $   29,748   $   25,591
                                                     ==========   ==========   ==========   ==========   ==========

Net income per share, basic                          $     2.37   $     1.45   $     1.41   $     1.17   $     1.02
Net income per share, diluted                        $     2.19   $     1.37   $     1.32   $     1.09   $     0.95
Shares used to calculate net
     income per share:
          Basic                                          27,206       26,458       26,075       25,456       25,071
          Diluted                                        29,457       27,990       27,762       27,288       26,949

Dividends declared per share                         $     0.14   $     0.12   $     0.10           --           --

FINANCIAL POSITION AT YEAR END:
Cash and short-term investments                      $  114,608   $   70,274   $   69,304   $   64,520   $   76,273
Additions to property, plant and equipment
                                                         58,645       60,451       49,329       44,743       21,091
Depreciation and amortization                            35,789       28,379       21,344       15,292       13,922
Total assets                                            417,142      313,863      272,425      221,227      186,544
Total liabilities                                        66,085       41,125       37,443       26,474       21,006
Stockholders' equity                                    351,057      272,738      234,982      194,753      165,538
Book value per weighted average
     share, diluted                                       11.92         9.74         8.46         7.14         6.14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table contains certain amounts, and the amounts as a percentage of net sales, reflected in the Company's consolidated statements of operations for the 1997, 1996, and 1995 fiscal years.

                                                                                     (Dollars in Millions)
                                                ----------------------------------------------------------
                                                  1997       %          1996      %          1995      %
                                                -------    -----      -------   -----      -------   -----
    Net sales                                   $ 368.2    100.0      $ 288.4   100.0      $ 233.3   100.0
    Cost of sales                                 178.4     48.5        157.1    54.5        117.6    50.4
    Gross margin                                  189.8     51.5        131.3    45.5        115.7    49.6
    Research and development                       46.1     12.5         35.0    12.1         28.6    12.3
    Selling, general and administrative            53.8     14.6         42.2    14.6         35.5    15.2
    Operating income                               89.9     24.4         54.1    18.8         51.6    22.1
    Interest income, net                            4.7      1.3          3.0     1.0          3.4     1.4
    Provision for income taxes                     30.0      8.2         18.7     6.5         18.3     7.8
    Net income                                  $  64.6     17.5      $  38.4    13.3      $  36.7    15.7

1997 Results of Operations Compared with 1996

         Net sales in 1997 were $368.2 million, up 28% compared with $288.4 million in 1996. Net sales increases resulted from higher unit sales of new and/or existing products in several product categories as shown in the table below.

                                                           (Dollars in Millions)
                                      ------------------------------------------
                                         1995       1996      1997      '96-'97
                                      Net Sales  Net Sales  Net Sales    Growth
                                      ---------  ---------  ---------  ---------
         Product Categories
         ------------------
         Communications               $   32.6   $   50.1   $   82.6         65%
         System Extension                 27.6       37.6       61.7         64%
         Commercial Timekeeping           28.7       35.6       50.9         43%
         NV RAMs                          32.6       37.8       46.3         22%
         Automatic Information            17.6       19.4       38.8        100%
         Microcontrollers                 20.2       29.7       30.7          3%
         Computer Timekeeping             37.6       47.1       22.7        (52)%
         Others                           36.4       31.1       34.5         11%
                                      --------   --------   --------   --------
         Company Total                $  233.3   $  288.4   $  368.2         28%
                                      ========   ========   ========   ========

         Export sales accounted for 43% and 45% of total net sales in 1997 and 1996, respectively. Export sales were 20% and 23% in Europe and the Far East, respectively. During 1997, the Company continued its policy of generally not selling or licensing manufacturing or marketing rights to its products or the underlying proprietary technologies.

         Cost of sales were $178.4 and $157.1 million in 1997 and 1996, respectively. Gross margins increased to 51.5% in 1997 from 45.5% in 1996. The increase in gross margins resulted primarily from increased efficiency in factory operations and a sales-mix shift toward higher margin products.

         Research and development ("R&D") expenses were $46.1 million and $35.0 million or 12.5% and 12.1% of net sales in 1997 and 1996, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 25 new base products in 1997 compared with 21 new base product introductions in 1996. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 292 at fiscal year end 1997.

         Selling, general and administrative ("SG&A") expenses increased to $53.8 million in 1997 from $42.2 million in 1996. SG&A expenses as a percent of sales remained constant at 14.6%. The increase consisted primarily of increased sales commissions to support higher net sales and increased personnel costs.

         Operating income in 1997 was $89.9 million, up 66% from $54.1 million in 1996. Operating income as a percentage of net sales (operating margin) increased to 24.4% in 1997 from 18.8% in 1996. The increase resulted primarily from the gross margin increase of 6.0%.

         Net interest income was $4.7 and $3.0 million in 1997 and 1996, respectively. Net interest income increased primarily due to higher average cash balances in 1997. Changes in interest rates will continue to affect net interest income as will any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

         The provision for income taxes was $30.0 million in 1997 and $18.7 million in 1996. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $6.2 million in 1997 and $0.7 million in 1996. The Company's effective tax rate decreased to 31.7% in 1997 from 32.8% in 1996 as a result of the extension of the federal research and development tax credit by the Taxpayer Relief Act of 1997 and anticipated differences between income for financial statement purposes and taxable income for the two periods.

         The Company has undertaken a preliminary evaluation of its mission critical systems and believes that any cost that may arise to ensure functionality in the year 2000 would be insignificant.

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

         R&D expenses were $35.0 million and $28.6 million or 12.1% and 12.3% of net sales in 1996 and 1995, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. The Company introduced 21 new base products in 1996 compared with 31 new base product introductions in 1995. The cumulative number of base products introduced by the Company totaled 267 at fiscal year end 1996.

         SG&A expenses increased to $42.2 million from $35.5 million or 14.6% and 15.2% of net sales in 1996 and 1995, respectively. The increase consisted primarily of increased sales commissions to support higher net sales and increased personnel costs.

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

Financial Condition

         The Company's cash and short-term investments totaled $114.6 million at December 28, 1997, compared with $70.3 million at December 29, 1996. The increase in cash and short-term investments was primarily the result of net cash provided from operations of $97.2 million, offset by investments in property, plant and equipment of $58.6 million. The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

         The current ratio at fiscal year end 1997 decreased slightly to 3.8, compared with 4.1 at fiscal year end 1996. The Company expects to fund its 1998 capital needs primarily with cash flows from operations, supplemented where appropriate with existing cash and short-term investments or external financing.

         Gross capital additions to property, plant and equipment in 1997 totaled $58.6 million, compared with $60.5 million in 1996. The 1997 capital additions included $4.0 million in building purchases near its facilities in Dallas. As of December 28, 1997, the Company owned approximately 632,000 square feet of building space and 40 acres of land in Dallas. Capital additions in 1997 included $28.1 million in capital expenditures for wafer fabrication ("fab") equipment and $21.2 million for manufacturing and test equipment.

         Capital expenditures in 1998 are anticipated to be $80 million and will be used primarily for fabrication equipment, manufacturing and test equipment, and computer hardware and software.

         In August 1994, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of December 28, 1997, 215,900 shares at a cumulative average price of $15.96, totaling $3,446,000, have been purchased pursuant to this stock repurchase plan.

         In January 1995 the Board of Directors authorized the initiation of a quarterly dividend program. Total dividends paid in 1997 were $0.14 per share or $3,815,000. On January 20, 1998 the Board of Directors increased the annual cash dividend on the Company's common stock from $0.14 to $0.16 per share. The board also declared a quarterly cash dividend of $0.04 on each outstanding share of its common stock, payable on March 2, 1998 to holders of record on February 13, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, Except Per Share Amounts)

                                                           Fiscal Years Ended
                                                           ------------------
                                                December 28,   December 29,   December 31,
                                                    1997           1996           1995
                                                ------------   ------------   ------------
 Net sales                                      $    368,212   $    288,354   $    233,274
 Operating costs and expenses:
    Cost of sales                                    178,441        157,056        117,615
    Research and development                          46,078         34,974         28,602
    Selling, general, and administrative              53,838         42,175         35,483
                                                ------------   ------------   ------------
 Operating income                                     89,855         54,149         51,574
 Interest income, net                                  4,681          2,937          3,366
                                                ------------   ------------   ------------
 Income before income taxes                           94,536         57,086         54,940
 Provision for income taxes                           29,981         18,723         18,258
                                                ------------   ------------   ------------
 Net income                                     $     64,555   $     38,363   $     36,682
                                                ============   ============   ============
 Net income per common share, basic             $       2.37   $       1.45   $       1.41

 Net income per common share, diluted           $       2.19   $       1.37   $       1.32
                                                ------------   ------------   ------------
 Shares used to calculate net income
      per share:
           Basic                                      27,206         26,458         26,075
           Diluted                                    29,457         27,990         27,762
                                                ------------   ------------   ------------
 Dividends declared per share                   $       0.14   $       0.12   $       0.10
                                                ------------   ------------   ------------

See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                 December 28,    December 29,
                                                                                     1997            1996
                                                                                 ------------    ------------
 ASSETS

 Current assets:
    Cash and short-term investments                                              $    114,608    $     70,274
    Accounts receivable, less allowance for doubtful accounts of
       $380 and $373 at fiscal year end 1997 and 1996, respectively                    62,337          42,812
    Inventories                                                                        59,131          49,629
    Deferred tax assets, net                                                            9,689           3,457
    Other current assets                                                                4,475           3,791
                                                                                 ------------    ------------
        Total current assets                                                          250,240         169,963
 Property, plant and equipment, at cost:                                              330,591         274,013
    Less accumulated depreciation                                                    (168,836)       (135,114)
                                                                                 ------------    ------------
    Property, plant and equipment, net                                                161,755         138,899

 Other assets                                                                           5,147           5,001
                                                                                 ------------    ------------
                                                                                 $    417,142    $    313,863
                                                                                 ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
    Accounts payable                                                                   29,711          22,475
    Accrued salaries and benefits                                                      19,979           8,641
    Accrued taxes other than income                                                     3,678             831
    Other accrued liabilities                                                          10,345           5,824
    Income taxes payable                                                                2,372           3,354
                                                                                 ------------    ------------
        Total current liabilities                                                      66,085          41,125

 Stockholders' equity:
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
        no shares issued and outstanding
    Common stock, $0.02 par value; 40,000,000 shares authorized;
        issued:
        27,639,784 shares issued at December 28, 1997, and
        26,696,807 shares issued at December 29, 1996                                     553             534
    Additional paid-in capital                                                        106,161          88,601
    Retained earnings                                                                 245,961         185,221

    Treasury stock shares at cost:
         91,525 shares at both December 28, 1997
         and December 29, 1996                                                         (1,618)         (1,618)
                                                                                 ------------    ------------
         Total stockholders' equity                                                   351,057         272,738
                                                                                 ------------    ------------
                                                                                 $    417,142    $    313,863
                                                                                 ============    ============

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                                           Fiscal Years Ended
                                                                           ------------------
                                                               December  28,   December 29,    December  31,
                                                                   1997            1996            1995
                                                               ------------    ------------    ------------
 Cash Flows from Operating Activities:
 Net income                                                    $     64,555    $     38,363    $     36,682
 Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                               35,789          28,379          21,344
          Deferred tax benefit                                       (6,232)           (683)           (213)
          Increase in accounts receivable                           (19,525)         (6,110)         (8,372)
          Increase in inventories                                    (9,502)         (1,339)         (7,837)
          (Increase) decrease in other current assets                  (684)            425            (486)
          Increase in accounts payable                                7,236           2,057           5,591
          Increase in accrued salaries and benefits                  11,338              97           3,216
          Increase (decrease) in accrued taxes other
             than income                                              2,847          (1,506)           (149)
          Increase in other accrued liabilities                       4,521           2,020           1,092
          Increase in income taxes payable                            6,895           1,900           3,354
                                                               ------------    ------------    ------------
 Net cash provided by operating activities                           97,238          63,603          54,222
                                                               ------------    ------------    ------------

 Cash Flows from Investing Activities:
 Additions to property, plant and equipment                         (58,645)        (60,451)        (49,329)
 Increase in other assets                                              (146)           (689)         (1,521)
                                                               ------------    ------------    ------------
 Net cash used in investing activities                              (58,791)        (61,140)        (50,850)
                                                               ------------    ------------    ------------

 Cash Flows from Financing Activities:
 Proceeds from issuance of common stock upon exercise
    of stock options and other                                        9,702           1,820           5,048
 Purchase of treasury stock                                              --           (137)         (1,026)
 Dividends paid to shareholders                                      (3,815)         (3,176)         (2,610)
                                                               ------------    ------------    ------------
 Net cash provided by or used in financing activities
                                                                      5,887          (1,493)          1,412
                                                               ------------    ------------    ------------

 Net increase in cash and short-term investments                     44,334             970           4,784
 Cash and short-term investments at beginning of year                70,274          69,304          64,520
                                                               ------------    ------------    ------------
 Cash and short-term investments at end of year                $    114,608    $     70,274    $     69,304
                                                               ============    ============    ============

 Cash payments for income taxes                                $     29,318    $     17,505    $     15,117
 Disposition of assets                                         $      2,326              --              --

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three Years Ended December 28, 1997
                                  (Thousands)

                                      Common Stock          Additional                 Treasury
                                 ------------------------     Paid-in     Retained      Stock
                                   Shares        Amount       Capital     Earnings      at Cost         Total
                                 ----------    ----------   ----------   ----------    ----------    ----------
 Balance at January 1, 1995          25,422    $      511   $   80,562   $  115,962    $   (2,282)   $  194,753
 Issuance of common stock               987            18        3,203           --         1,827         5,048
 Treasury stock                         (54)           --           --           --        (1,026)       (1,026)
 Tax benefit from stock option
   exercises                             --            --        2,135           --            --         2,135
 Dividends declared                      --            --           --       (2,610)           --        (2,610)
 Net income                              --            --           --       36,682            --        36,682
                                 ----------    ----------   ----------   ----------    ----------    ----------
 Balance at December 31, 1995        26,355           529       85,900      150,034        (1,481)      234,982
 Issuance of common stock               258             5        1,815           --            --         1,820
 Treasury stock                          (8)           --           --           --          (137)         (137)
 Tax benefit from stock option
   exercises                             --            --          886           --            --           886
 Dividends declared                      --            --           --       (3,176)           --        (3,176)
 Net income                              --            --           --       38,363            --        38,363
                                 ----------    ----------   ----------   ----------    ----------    ----------
 Balance at December 29, 1996        26,605           534       88,601      185,221        (1,618)      272,738
 Issuance of common stock               943            19        9,683           --            --         9,702
 Tax benefit from stock option
   exercises                             --            --        7,877           --            --         7,877
 Dividends declared                      --            --           --       (3,815)           --        (3,815)
 Net income                              --            --           --       64,555            --        64,555
                                 ----------    ----------   ----------   ----------    ----------    ----------
 Balance at December 28, 1997        27,548    $      553   $  106,161   $  245,961    $   (1,618)   $  351,057
                                 ==========    ==========   ==========   ==========    ==========    ==========

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

         Export sales, principally to customers in Europe and the Far East, represented approximately 43%, 45%, and 39% of net sales in 1997, 1996, and 1995 respectively. Sales to domestic distributors comprised approximately 34%, 31%, and 34% of net sales in 1997, 1996, and 1995 respectively. In 1997, 1996 and 1995 one distributor accounted for $41,041,000 or 11%, $30,889,000 or 11%, and $26,081,000 or 11% of net sales, respectively. No other distributor or original equipment manufacturer ("OEM") customer accounted for 10% or more of net sales in the years presented.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 1997, a 52-week year, ended December 28, 1997. Fiscal years 1996 and 1995 ended December 29, 1996 and December 31, 1995, respectively.

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of estimates from which actual results could vary.

         Cash and short-term investments. Since 1995, the Company has classified its cash equivalents and short-term investments as current. Cash and short-term investments consist of municipal bonds and money market funds, U.S. government agency obligations and corporate notes. At December 28, 1997 and December 29, 1996 cash and short-term investments which had a maturity of greater than 90 days when purchased were $107,214,000 and $69,483,000, respectively. Such investments are carried at amounts which approximate their fair market value based on quoted market prices. The Company places its investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in one instrument.

         Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

         Depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings, five to ten years on building improvements and two to seven years for computer hardware, software, and machinery and equipment.

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

         Net income per common share. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective for both interim and annual periods ending after December 15, 1997. FASB 128 replaced the previously required primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options. Diluted earnings per share includes the dilutive effect of stock options and is equivalent to our historically reported net income per share amounts. In the 1997 Annual Report on Form 10-K basic earnings per share is referred to "Net income per share, basic," and diluted earnings per share is referred to "Net income per share, diluted."

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

         Stock Options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" effective for all stock-based compensation awarded after December 15, 1994. As allowed under this standard, the Company has elected not to recognize the effects of stock-based compensation in its financial statements. Pro forma effects on net income and earnings per share are not material for the fiscal years 1997, 1996 or 1995.

3.       BALANCE SHEET DETAIL
         (Thousands)

                                                     Fiscal Years Ended
                                                     ------------------
                                                December 28,   December 29,
                                                    1997           1996
                                                ------------   ------------
 Inventories:
       Raw materials                            $      8,761   $      6,688
       Work-in-process                                31,187         32,309
       Finished goods                                 19,183         10,632
                                                ------------   ------------
                                                $     59,131   $     49,629
                                                ============   ============
 Property, plant and equipment:
       Land and land improvements               $      8,757   $      7,429
       Building and improvements                      52,067         43,145
       Machinery and equipment                       269,767        223,439
                                                ------------   ------------
                                                $    330,591   $    274,013
                                                ============   ============
 Accrued salaries and benefits:
       Salaries, benefits and other             $     14,672   $      5,139
       Sales commissions                               5,307          3,502
                                                ------------   ------------
                                                $     19,979   $      8,641
                                                ============   ============
 Accrued taxes other than income:
       Ad Valorem taxes                         $      3,212   $        492
       Other                                             466            339
                                                ------------   ------------
                                                $      3,678   $        831
                                                ============   ============


4.       STOCKHOLDERS' EQUITY

         Stock options. In August 1984, the Company adopted the 1984 Stock Option Plan (the "1984 Plan") under which, as amended, an aggregate of 2,220,919 shares of common stock has been reserved for issuance. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 5,665,091 shares of common stock has been reserved for issuance. On April 23, 1996, the 1987 Plan was amended to provide for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1987 Plan provision, 263,555, 266,053 and 275,483 shares were reserved for issuance on January 1st 1996, 1997 and 1998, respectively. These shares are reflected in the option table on the next page. All options have been granted at no less than 100% of the fair market value of the stock at the date of grant. As of December 28, 1997, the 1984 Plan had options outstanding at $6.25 with an expiration date of January 21, 2001. As of December 28, 1997, the 1987 Plan had options outstanding ranging from $4.50 to $53.38 with a weighted average exercise price of $12.29 and expiration dates ranging from October 4, 1999 to December 16, 2007. The options generally are nontransferable and expire no later than ten years (for the 1984 Plan) and eleven years (for the 1987 Plan) from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the 1984 Plan and the 1987 Plan vest based upon years of service, generally four years. Upon termination of a participant's employment, the Company reserves the right to repurchase the nonvested portion of the stock held by the employee, at the original option price.

         On April 26, 1994, the 1993 Officer and Director Stock Option Plan (the "1993 Plan") was approved by the stockholders under which, as amended, an aggregate of 3,612,893 shares of common stock has been reserved for issuance. The 1993 Plan provided for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year beginning on January 1st 1994. Under the 1993 Plan provision, 263,555, 266,053 and 275,483 shares were reserved for issuance on January 1st, 1996, 1997, and 1998, respectively. These shares are reflected in the outstanding options table on the next page in the year authorized. Under the 1993 Plan, as of December 28, 1997, 2,530,750 options were outstanding ranging from $14.75 to $17.88 with a weighted average exercise price of $15.55 and expiration dates ranging from July 9, 2003 to October 3, 2006.

         Total shares reserved for future issuance upon exercise of options are 6,372,501. Additional information with respect to stock options under the 1984, 1987, and 1993 Plans is as follows.

                                                           Outstanding Options
                                                           -------------------
                                        Options
                                       Available        Number of       Aggregate
                                       for Grant         Shares           Price
                                      ------------    ------------    ------------
 January 1, 1995                           646,214       6,226,678    $ 62,754,936
       Options authorized                  263,555              --              --
       Options granted                    (173,000)        173,000       2,966,850
       Options exercised                        --        (909,672)     (4,188,069)
       Options canceled                    202,499        (202,499)     (2,935,700)
                                      ------------    ------------    ------------
 December 31, 1995                         939,268       5,287,507      58,598,017
       Options authorized                  795,661              --              --
       Options granted                    (989,400)        989,400      17,847,586
       Options exercised                        --        (257,924)     (1,821,459)
       Options canceled                     38,582         (38,582)       (625,795)
                                      ------------    ------------    ------------
 December 29, 1996                         784,111       5,980,401      73,998,349
       Options authorized                  550,966              --              --
       Options granted                    (269,350)        269,350       9,647,819
       Options exercised                        --        (942,977)     (9,700,388)
       Options canceled                    111,408        (111,408)     (1,930,118)
                                      ------------    ------------    ------------
 December 28, 1997                       1,177,135       5,195,366    $ 72,015,662
                                      ============    ============    ============

         In August 1994, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. As of December 28, 1997, 215,900 shares at a cumulative average price of $15.96, totaling $3,446,000 have been purchased pursuant to this stock repurchase program and recorded using the cost method.


5.       INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands).

                                                                 Fiscal Years Ended
                                                                 ------------------
                                                     December 28,    December 29,    December 31,
                                                         1997            1996            1995
                                                     ------------    ------------    ------------
 Provision at statutory rate                         $     33,088    $     19,980    $     19,229
 State and environmental taxes, net of
   federal benefit                                          1,335           1,015             743
 Tax exempt foreign sales corporation income               (1,998)         (1,442)         (1,054)
 Research and Development tax credit                       (1,344)           (668)             --
 Other                                                     (1,100)           (162)           (660)
                                                     ------------    ------------    ------------
 Provision for income taxes                          $     29,981    $     18,723    $     18,258
                                                     ============    ============    ============

The components of the provision for income taxes are as follows (in thousands).

                                                  Fiscal Years Ended
                                                  ------------------
                                      December 28,    December 29,    December 31,
                                          1997            1996            1995
                                      ------------    ------------    ------------
 Current provision                    $     36,213    $     19,406    $     18,471
 Deferred benefit                           (6,232)           (683)           (213)
                                      ------------    ------------    ------------
 Provision for income taxes           $     29,981    $     18,723    $     18,258
                                      ============    ============    ============

         Current state amounts included in the provision for income taxes include $2,590,000, $1,700,000, and $1,200,000 for the years ended 1997, 1996, and 1995, respectively.

The components of the net deferred tax assets are as follows (in thousands).

                                              Fiscal Years Ended
                                              ------------------
                                         December 28,    December 29,
                                             1997            1996
                                         ------------    ------------
 Sales and inventory reserves            $     11,022    $      8,850
 Accrued expenses and other                     8,547           3,391
 Valuation allowance                           (3,973)         (3,973)
                                         ------------    ------------
 Deferred tax assets                           15,596           8,268
 Deferred tax liability                        (5,907)         (4,811)
                                         ------------    ------------
 Net deferred tax asset                  $      9,689    $      3,457
                                         ============    ============

6.       NET INCOME PER SHARE

         For fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, "Net income per share, basic" and "Net income per share, diluted" are calculated as follows (in thousands).

                                                         Per Share
                                 Net Income    Shares     Amounts
                                 ----------   --------   --------
As of December 31, 1995:

Net income per share, basic        $ 36,682     26,075   $   1.41
                                                         ========
Dilutive effect of stock options         --      1,687
                                   --------   --------
Net income per share, diluted      $ 36,682     27,762   $   1.32
                                   ========   ========   ========

As of December 29, 1996:

Net income per share, basic        $ 38,363     26,458   $   1.45
                                                         ========
Dilutive effect of stock options         --      1,532
                                   --------   --------
Net income per share, diluted      $ 38,363     27,990   $   1.37
                                   ========   ========   ========

As of December 28, 1997:

Net income per share, basic        $ 64,555     27,206   $   2.37
                                                         ========
Dilutive effect of stock options         --      2,251
                                   --------   --------
Net income per share, diluted      $ 64,555     29,457   $   2.19
                                   ========   ========   ========

================================================================================

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders:

         We have audited the accompanying consolidated balance sheets of Dallas Semiconductor Corporation as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation as of December 28, 1997 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP
Dallas, Texas
January 7, 1998

                          SUPPLEMENTARY FINANCIAL DATA
               (Unaudited) (Thousands, Except per Share Amounts)


                                                         Fiscal Years
                                               1996 and 1997 by Fiscal Quarter
                                               -------------------------------
                                        1996                                       1997
                     -----------------------------------------   -----------------------------------------
                       1st         2nd       3rd        4th        1st        2nd        3rd        4th
                     --------   --------   --------   --------   --------   --------   --------   --------
Operating Summary:
Net sales            $ 65,584   $ 70,362   $ 72,023   $ 80,385   $ 88,704   $ 91,040   $ 93,069   $ 95,399
Cost of sales          33,697     37,263     41,490     44,606     44,767     44,627     44,710     44,337
Operating income       14,218     14,263     10,941     14,727     20,302     21,491     23,311     24,751
Income before
 income taxes          15,018     15,011     11,649     15,408     21,216     22,616     24,598     26,106
Net income             10,062     10,057      7,805     10,439     14,374     15,322     16,911     17,948

Net income per
 share, basic        $   0.38   $   0.38   $   0.30   $   0.39   $   0.54   $   0.56   $   0.62   $   0.65

Net income per
 share, diluted      $   0.36   $   0.36   $   0.28   $   0.37   $   0.50   $   0.52   $   0.57   $   0.60


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 21, 1998, is incorporated herein by reference. Additional information with respect to executive officers of the Company is found in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

         The sections entitled "Director Compensation" and "Executive Compensation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 21, 1998 (other than the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among the Company, S&P 500 Index and S&P Semiconductor Index"), are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Certain Beneficial Owners" and "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 21, 1998, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The subsection entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 21, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Financial Statements and Financial Statement Schedules

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

 The following consolidated financial statements of Dallas Semiconductor                  Pages in this Annual
 Corporation are included in Item 8 of this Annual Report on Form 10-K.                   Report on Form 10-K
 -----------------------------------------------------------------------                  -------------------
 Consolidated Statements of Income for each of the three fiscal years in the period
 ended December 28, 1997 ......................................................................   13
 Consolidated Balance Sheets at December 28, 1997 and December 29, 1996 .......................   14
 Consolidated Statements of Cash Flows
 for each of the three fiscal years in the period ended December 28, 1997 .....................   15
 Consolidated Statements of Stockholders' Equity
 for each of the three fiscal years in the period ended December 28, 1997 .....................   16
 Notes to Consolidated Financial Statements ..............................................   16 - 20
 Report of Ernst & Young LLP, Independent Auditors ............................................   21

         The following consolidated financial statement schedule of Dallas Semiconductor Corporation is included on the page set forth below.

                                                                                          Page in this Annual
                                                                                          Report on Form 10-K
                                                                                          -------------------
 Schedule II.  Valuation Qualifying Accounts...................................................   S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

         (b)     Reports on Form 8-K

                 None.

         (c)     Exhibits

                        Previously Filed*
           -------------------------------------------
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

                        Previously Filed*
           -------------------------------------------
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

21         1990 10-K 1-10464                22            Subsidiaries of the Registrant

+23                                                       Consent of Independent Auditors

+27                                                       Financial Data Schedule



---------------

         *Incorporated herein by reference. Abbreviations used are as follows:
Admit. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464

      +Filed herewith.

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

         Dated:  March 2, 1998

                           DALLAS SEMICONDUCTOR CORPORATION


                           By: /s/ C.V. PROTHRO
                              -----------------------------------------------
                              C.V. Prothro, Chairman of the Board of Directors, President and Chief Executive Officer


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


                 Signature                                                 Title                                 Date
                 ---------                                                 -----                                 ----
/s/C.V. Prothro                                    Chairman of the Board of Directors, President and         March 2, 1998
-------------------------------------------        Chief Executive Officer
C.V. Prothro

/s/Alan P. Hale                                    Vice President - Finance                                  March 2, 1998
-------------------------------------------
Alan P. Hale

/s/Chao C. Mai                                     Senior Vice President and Director                        March 2, 1998
-------------------------------------------
Chao C. Mai

/s/Michael L. Bolan                                Vice President - Marketing and Product Development        March 2, 1998
-------------------------------------------        and Director
Michael L. Bolan

/s/Richard L. King                                 Director                                                  March 2, 1998
-------------------------------------------
Richard L. King

/s/M.D. Sampels                                    Director                                                  March 2, 1998
-------------------------------------------
M.D. Sampels

/s/Carmelo J. Santoro                              Director                                                  March 2, 1998
-------------------------------------------
Carmelo J. Santoro

/s/Elmo R. Zumwalt, Jr.                            Director                                                  March 2, 1998
-------------------------------------------
Elmo R. Zumwalt, Jr.

                                                                     SCHEDULE II

                        DALLAS SEMICONDUCTOR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                Years Ended December 31, 1995, December 29, 1996
                              and December 28, 1997

                                                             Additions
                                              Balance at     Charged to                     Balance
                                              Beginning      Costs and                       at End
Classification                                of Period       Expenses       Deductions    of Period
--------------                               ------------   ------------   ------------   ------------
Allowance for doubtful accounts:
         1995                                $    323,000   $     60,500   $      8,500   $    375,000
         1996                                $    375,000   $     19,000   $     21,000   $    373,000
         1997                                $    373,000   $      8,600   $      1,600   $    380,000

Distributor returns and allowances:
         1995                                $  8,528,000   $ 37,073,000   $ 35,618,000   $  9,983,000
         1996                                $  9,983,000   $ 50,171,000   $ 44,261,000   $ 15,893,000
         1997                                $ 15,893,000   $ 59,420,000   $ 58,230,000   $ 17,083,000

Inventory Reserves:
         1995                                $  7,178,000   $  1,821,000   $    901,000   $  8,098,000
         1996                                $  8,098,000   $  3,480,000   $     50,000   $ 11,528,000
         1997                                $ 11,528,000   $  2,861,000   $    130,000   $ 14,259,000





                                     - S1 -

                               INDEX TO EXHIBITS



EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
     23                  Consent of Independent Auditor

     27                  Financial Data Schedule