Form 10-Q
period 1998-03-29
DALLAS SEMICONDUCTOR CORP
filed 1998-05-11
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 29, 1998
                                      -------------

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from           to
                                      ---------    ------------
       Commission file number   1-10464
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

                                                          Yes [X] No [ ]

Number of shares outstanding of the registrant's Common Stock as of May 3, 1998: 27,969,894.
          -----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                      PAGE NO.
                                                                      --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months ended March 29, 1998 and March 30, 1997  ...............  3

Condensed Consolidated Balance Sheets
  March 29, 1998 (Unaudited) and December 28, 1997 ....................  4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three months ended March 29, 1998 and March 30, 1997 ................  5

Notes to Condensed Consolidated Financial Statements  .................  6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ......... 7 - 9


PART II.    OTHER INFORMATION

ITEMS 1. THROUGH 6.  .................................................. 10

SIGNATURE ............................................................. 11

EXHIBIT 27. ART. 5 FDS 1ST QUARTER 10-Q ............................... 12

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)



                                                                  Three months ended
                                                            -----------------------------
                                                              Mar. 29,         Mar. 30,
(Thousands except per share amounts)                            1998             1997
------------------------------------                        ------------     ------------
Net sales                                                   $     87,448     $     88,704
Operating costs and expenses:
 Cost of sales                                                    41,498           44,767
 Research and development                                         12,567           10,902
 Selling, general, and administrative                             14,649           12,733
                                                            ------------     ------------
 Total costs and expenses                                         68,714           68,402
                                                            ------------     ------------
Operating income                                                  18,734           20,302
Interest income, net                                               1,137              914
                                                            ------------     ------------
Income before income taxes                                        19,871           21,216
Provision for income taxes                                         6,359            6,842
                                                            ------------     ------------
Net income                                                  $     13,512     $     14,374
                                                            ============     ============
Net income per share, basic                                 $       0.49     $       0.54
Net income per share, diluted                               $       0.45     $       0.50
                                                            ------------     ------------

Shares used to calculate
 net income per share:
      Basic                                                       27,825           26,821
      Diluted                                                     30,010           28,758
                                                            ------------     ------------

Dividends declared per share                                $       0.04     $      0.035
                                                            ------------     ------------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              Mar. 29,          Dec. 28,
(Thousands except share amounts)                                1998              1997
-------------------------------------------------------     ------------      ------------
                                                             (Unaudited)
Assets

Current assets:
 Cash and short-term investments                            $    108,624      $    114,608
 Accounts receivable, net                                         54,194            62,337
 Inventories                                                      65,875            59,131
 Deferred tax assets                                               9,431             9,689
 Other current assets                                              4,948             4,475
                                                            ------------      ------------
Total current assets                                             243,072           250,240

Property, plant and equipment, at cost:
 Land                                                              8,757             8,757
 Building and improvements                                        55,311            52,067
 Machinery and equipment                                         294,092           269,767
                                                            ------------      ------------
                                                                 358,160           330,591
Less accumulated depreciation                                   (176,279)         (168,836)
                                                            ------------      ------------
   Property, plant and equipment, net                            181,881           161,755

Other assets                                                       5,654             5,147
                                                            ------------      ------------
Total Assets                                                $    430,607      $    417,142
                                                            ============      ============

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                           $     31,182      $     29,711
 Accrued salaries and benefits                                    12,661            19,979
 Accrued taxes other than income                                   2,078             3,678
 Other accrued liabilities                                         9,046            10,345
 Income taxes payable                                              3,312             2,372
                                                            ------------      ------------
 Total current liabilities                                        58,279            66,085

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                            --                --
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    28,042,119 shares at March 29, 1998, and
    27,639,784 shares at December 28, 1997                           561               553
 Additional paid-in capital                                      115,026           106,161
 Retained earnings                                               258,359           245,961
 Treasury stock, shares at cost:
    91,525 shares at March 29, 1998 and
    91,525 shares at December 28, 1997                            (1,618)           (1,618)
                                                            ------------      ------------
 Total stockholders' equity                                      372,328           351,057
                                                            ------------      ------------
Total Liabilities and Stockholders' Equity                  $    430,607      $    417,142
                                                            ============      ============



See accompanying notes

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                            Three Months Ended
                                                                      ------------------------------
                                                                        Mar. 29,            Mar.30,
(Thousands)                                                               1998               1997
-----------------------------------------------------------------     ------------      ------------
Cash flows from operating activities:
Net income                                                            $     13,512      $     14,374
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                                              10,296             8,424
 Deferred tax expense                                                          258               488
 Decrease (increase) in receivables                                          8,143            (3,960)
 Increase in inventories                                                    (6,744)           (2,029)
 Increase in other current assets                                             (473)             (346)
 Increase in accounts payable                                                1,471             1,965
(Decrease) increase in accrued salaries and benefits                        (7,318)            2,321
(Decrease) increase in accrued taxes
  other than income                                                         (1,600)              727
(Decrease) increase in other accrued liabilities                            (1,299)            2,012
 Increase in income taxes payable                                            5,320             4,971
                                                                      ------------      ------------
Net cash provided by operating activities                                   21,566            28,947
                                                                      ------------      ------------
Cash flows from investing activities:
Additions to property, plant and equipment                                 (30,422)           (9,310)
Increase in other assets                                                      (507)             (282)
                                                                      ------------      ------------
Net cash used in investing activities                                      (30,929)           (9,592)
                                                                      ------------      ------------
Cash flows from financing activities:
Proceeds from issuance of stock
  upon exercise of stock options                                             4,493             2,656
Dividend paid to shareholders                                               (1,114)             (940)
                                                                      ------------      ------------
Net cash provided by financing activities                                    3,379             1,716
                                                                      ------------      ------------
Net change in cash and short-term investments                               (5,984)           21,071
Cash and short-term investments
  at beginning of period                                                   114,608            70,274
                                                                      ------------      ------------
Cash and short-term investments at end of period                      $    108,624      $     91,345
                                                                      ============      ============

Cash payments for income taxes                                        $        782      $      1,384

Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                                   $      4,380      $      1,587

Disposition of assets                                                 $         85      $        542


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 28, 1997. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at March 29, 1998 and December 28, 1997, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Results of operations for the three months ended March 29, 1998 are not necessarily indicative of results to be expected for the full year.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The effect of SFAS 131 on the Company has not been determined.

2. INVENTORIES (Thousands)

                                     Mar. 29,       Dec. 28,
                                      1998            1997
                                   ----------     ----------
Raw materials                      $    9,413     $    8,761
Work-in-process                        33,832         31,187
Finished goods                         22,630         19,183
                                   ----------     ----------
                                   $   65,875     $   59,131
                                   ==========     ==========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.  INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense of $258,000 and $488,000 for the first quarter of 1998 and 1997, respectively. The Company's effective tax rate decreased from 32.2% in the first quarter of 1997 to 32.0% in the first quarter of 1998 as a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 were $87,448,000 a decrease of one percent from the first quarter of 1997. The Company's revenue by product category is shown in the table below:

NET SALES
(Millions)
--------------------------------------------------------------------------------------
                                                                              Growth
Product Categories              Q197     Q297     Q397     Q497     Q198   Q198 - Q197
--------------------------------------------------------------------------------------
Communications                 $20.0    $20.0    $20.7    $21.9    $20.5         3%
Commercial Timekeeping          10.1     14.0     12.9     13.9     13.7        36%
System Extension                14.6     14.6     16.2     16.2     13.2       -10%
Automatic Information            7.0      8.6     10.5     12.7     12.4        77%
Nonvolatile RAM                 12.3     13.0     10.4     10.5      9.6       -22%
Others                           8.8      9.5      7.7      8.6      8.0        -9%
Microcontrollers                 7.8      6.2      9.6      7.1      6.8       -13%
Computer Timekeeping             8.1      5.1      5.1      4.5      3.2       -60%
--------------------------------------------------------------------------------------
Company Total                  $88.7    $91.0    $93.1    $95.4    $87.4        -1%
--------------------------------------------------------------------------------------

Gross margins increased for the first three months of 1998 to 53% from 50% during the same period in 1997. The gross margin increase was caused primarily by increased efficiency in factory operations and a sales-mix shift toward higher margin products.

Research and development ("R&D") expenses for the first quarter of 1998 increased 15% from the first quarter of 1997. The increase resulted primarily from increased personnel costs due to increased headcount. R&D expenses as a percent of sales increased to 14% in the first quarter of 1998 from 12% for the same period in 1997 due to lower sales volume and higher R&D expenditures.

                        DALLAS SEMICONDUCTOR CORPORATION

Selling, general, and administrative ("SG&A") expenses for the first quarter of 1998 increased 15% compared with the first quarter of 1997. The increase in SG&A expenses resulted primarily from increased personnel costs. SG&A expenses as a percent of net sales increased to 17% for the first quarter of 1998 from 14% for the first quarter of 1997 due to lower sales volume and higher SG&A expenditures.

Operating income decreased 8% for the first quarter of 1998 compared to the first quarter of 1997. The decrease was due primarily to improved gross profit margins on slightly lower sales being more than offset by higher operating expenditures. Operating income as a percent of sales decreased from 23% for the first quarter of 1997 to 21% for the first quarter of 1998.

Net interest income for the first quarter of 1998 increased by $223,000 or 24% over the first quarter of 1997. The increase in net interest income is due primarily to higher average cash balances. Changes in interest rates will continue to effect net interest income as well as any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense of $258,000 and $488,000 for the first quarter of 1998 and 1997, respectively. The Company's effective tax rate decreased from 32.2% in the first quarter 1997 to 32.0% in the first quarter of 1998 as a result of changes in anticipated differences between income for financial statement purposes and taxable income for the two periods.

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


FINANCIAL CONDITION

Cash and short-term investments were $108.6 million at the end of the first quarter of 1998, compared with $114.6 million at the end of fiscal year 1997. The decrease in cash and short-term investments was primarily the result of net cash provided by operations during the first three months of 1998 of $21.6 million being more than offset by investments in property, plant and equipment of $30.4 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

                        DALLAS SEMICONDUCTOR CORPORATION


FINANCIAL CONDITION (CONTINUED)

Capital additions were $30 million in the first quarter of 1998 compared to $10 million for the same period of 1997. Capital expenditures for the first quarter of 1998 related primarily to wafer fabrication and test equipment. Capital expenditures for 1998 are estimated to total approximately $75 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of the Company's common stock. As of March 29, 1998, a total of 215,900 shares, totaling $3,446,000 have been purchased pursuant to this stock repurchase program.

On March 2, 1998, a $0.04 dividend was paid on each outstanding share of common stock, to shareholders of record on February 13, 1998. On April 21, 1998, a $0.04 dividend was declared on each outstanding share of common stock, payable on June 1, 1998, to shareholders of record on May 15, 1998.

The Company had no long-term debt at the end of the first quarter of 1998 or at the end of fiscal year 1997.

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          --------------------------------
          Alan P. Hale
          Vice President, Finance

Date:     May 11, 1998
          --------------------------------

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
EXHIBIT 27   - FINANCIAL DATA SCHEDULE