Form 10-Q
period 1998-06-28
DALLAS SEMICONDUCTOR CORP
filed 1998-08-11
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 28, 1998
                                               -------------

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

Number of shares outstanding of the registrant's Common Stock as of August 2, 1998: 27,988,529.
                 -----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS                              PAGE NO.
                                                                  --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months and six months ended June 28, 1998 and June 29, 1997 ...  3

Condensed Consolidated Balance Sheets
  June 28, 1998 (Unaudited) and December 28, 1997 .....................  4

 Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six months ended June 28, 1998 and June 29, 1997 ....................  5

 Notes to Condensed Consolidated Financial Statements .................  6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............   7 - 9


PART II.        OTHER INFORMATION

ITEMS 1. - 3. ........................................................  10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  10

ITEMS 5. AND 6. ......................................................  10


SIGNATURE ............................................................  11


INDEX TO EXHIBITS ....................................................  12

EXHIBITS 27.1 - 27.9 ................................................13-21

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                        Three months         Six months
                                           ended                ended
                                      -----------------  ------------------
(In thousands, except                 Jun. 28, Jun. 29,  Jun. 28,  Jun. 29,
     per share amounts)                 1998     1997      1998      1997
------------------------------------  -------  -------   --------  --------
Net sales                             $87,029  $91,040   $174,477  $179,744

Operating costs and expenses:
 Cost of sales                         41,338   44,627     82,836    89,394
 Research and development              11,791   11,471     24,358    22,373
 Selling, general and administrative   14,586   13,451     29,235    26,184
                                      -------  -------   --------  --------
 Total costs and expenses              67,715   69,549    136,429   137,951
                                      -------  -------   --------  --------
Operating income                       19,314   21,491     38,048    41,793
Interest income, net                    1,297    1,125      2,434     2,039
                                      -------  -------   --------  --------
Income before income taxes             20,611   22,616     40,482    43,832
Provision for income taxes              6,596    7,294     12,955    14,136
                                      -------  -------   --------  --------

Net income                            $14,015  $15,322   $ 27,527  $ 29,696
                                      =======  =======   ========  ========

Net income per share, basic           $  0.50  $  0.56   $   0.99  $   1.10
Net income per share, diluted         $  0.47  $  0.52   $   0.92  $   1.02
                                      -------  -------   --------  --------

Shares used to calculate
  net income per share:
           Basic                       27,967   27,193     27,896    27,007
           Diluted                     29,839   29,482     29,924    29,120
                                      -------  -------   --------  --------

Dividends declared per share          $  0.04  $ 0.035   $   0.08  $   0.07
                                      -------  -------   --------  --------

See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                Jun. 28,       Dec. 28,
(In thousands, except share amounts)              1998           1997
----------------------------------------        ---------      ---------
                                               (Unaudited)
Assets

Current assets:
 Cash and short-term investments                $ 111,007      $ 114,608
 Accounts receivable, net                          49,602         62,337
 Inventories                                       66,576         59,131
 Deferred tax assets                                9,177          9,689
 Other current assets                               7,224          4,475
                                                ---------      ---------
Total current assets                              243,586        250,240

Property, plant and equipment, at cost:
 Land                                               8,757          8,757
 Building and improvements                         60,587         52,067
 Machinery and equipment                          302,918        269,767
                                                ---------      ---------
                                                  372,262        330,591
Less accumulated depreciation                    (187,159)      (168,836)
                                                ---------      ---------
   Property, plant and equipment, net             185,103        161,755

Other assets                                        5,574          5,147
                                                ---------      ---------
                                                $ 434,263      $ 417,142
                                                =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                               $  17,221      $  29,711
 Accrued salaries and benefits                     11,555         19,979
 Accrued taxes other than income                    2,771          3,678
 Other accrued liabilities                         11,155         10,345
 Income taxes payable                               5,898          2,372
                                                ---------      ---------
 Total current liabilities                         48,600         66,085

Stockholders' equity:
 Preferred stock, $0.10 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                             --             --
 Common stock, $0.02 par value; 40,000,000
    shares authorized; issued:
    28,064,843 shares at June 28, 1998, and
    27,639,784 shares at December 28, 1997            561            553
 Additional paid-in capital                       115,465        106,161
 Retained earnings                                271,255        245,961
 Treasury stock, shares at cost:
    91,525 shares at June 28, 1998
      and December 28, 1997                        (1,618)        (1,618)
                                                ---------      ---------
 Total stockholders' equity                       385,663        351,057
                                                ---------      ---------
                                                $ 434,263      $ 417,142
                                                =========      =========

See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Six Months Ended
                                                      --------------------
                                                      Jun. 28,     Jun.29,
(In thousands)                                          1998        1997
--------------------------------------------          --------    --------
Cash flows from operating activities:
Net income                                           $  27,527    $ 29,696
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                            21,176      17,042
Net change in working capital accounts                  (9,870)     (5,916)
                                                      --------    --------
Net cash provided by operating activities               38,833      40,822
                                                      --------    --------
Cash flows from investing activities:
Additions to property, plant and equipment             (44,524)    (18,168)
Increase in other assets                                  (427)       (437)
                                                      --------    --------
Net cash used in investing activities                  (44,951)    (18,605)
                                                      --------    --------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise  of stock options                         4,750       7,431
Dividend paid to shareholders                           (2,233)     (1,895)
                                                      --------    --------
Net cash provided by financing activities                2,517       5,536
                                                      --------    --------
Net change in cash and short-term investments           (3,601)     27,753

Cash and short-term investments
  at beginning of period                               114,608      70,274
                                                      --------    --------
Cash and short-term investments at end of period      $111,007    $ 98,027
                                                      ========    ========


Cash payments for income taxes                        $  4,355    $ 14,594


Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                   $  4,562    $  4,954

Disposition of assets                                 $     85    $    542


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 28, 1997. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 28, 1998 and December 28, 1997, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Results of operations for the three and six month periods ended June 28, 1998 are not necessarily indicative of results to be expected for the full year.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in interim and annual financial statements, however SFAS 131 need not be applied to interim financial statements in the initial year of its application. SFAS 131 is effective for fiscal years beginning after December 15, 1997. As the Company operates predominantly in one industry segment, management believes its existing disclosures regarding segments complies with the standards established by SFAS 131.

2.  INVENTORIES (In thousands)

                    Jun. 28,      Dec. 28,
                      1998         1997
                    --------     ---------
Raw materials       $  8,803     $   8,761
Work-in-process       38,653        31,187
Finished goods        19,120        19,183
                    --------     ---------
                    $ 66,576     $  59,131
                    ========     =========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.  INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and six month periods ended June 28, 1998 of $254,000 and $512,000, respectively. The Company's effective tax rate decreased to 32.0% in the second quarter and first six months of 1998 from 32.3% for the same periods in 1997. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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


RESULTS OF OPERATIONS

Net sales for the second quarter of 1998 were $87,029,000, a decrease of 4% over the second quarter of 1997. The Company's revenue by product category is shown in the table below.

NET SALES
(In millions)
------------------------------------------------------------------------------
                                                                      Change
Product Categories      Q297     Q397     Q497     Q198     Q298   Q298 - Q297
------------------------------------------------------------------------------
Communications         $20.0    $20.7    $21.9    $20.5    $21.1         6%
System Extension        14.6     16.2     16.2     13.2     14.8         1%
Automatic Information    8.6     10.5     12.7     12.4     12.0        40%
Nonvolatile RAM         13.0     10.4     10.5      9.6     11.5       -12%
Commercial Timekeeping  14.0     12.9     13.9     13.7      9.9       -29%
Microcontrollers         6.2      9.6      7.1      6.8      7.3        18%
Others                   9.5      7.7      8.6      8.0      7.1       -26%
Computer Timekeeping     5.1      5.1      4.5      3.2      3.3       -34%
------------------------------------------------------------------------------
Company Total          $91.0    $93.1    $95.4    $87.4    $87.0        -4%
------------------------------------------------------------------------------

Gross margins increased in the second quarter of 1998 to 53% from 51% in the second quarter of 1997. Gross margins increased for the first six months of 1998 to 53% from 50% during the same period in 1997. The gross margin increase for both periods was caused primarily by increased efficiency in factory operations and a sales-mix shift toward higher margin products.

Research and development ("R&D") expenses for the second quarter of 1998 increased 3% from the second quarter of 1997. R&D expenses increased 9% for the first six months of 1998 over the same period in 1997. The increase resulted primarily from increased personnel costs due to increased headcount. R&D expenses as a percent of sales increased to 14% from 13% for the second quarter of 1998 and 1997, respectively. R&D expenses as a percent of sales increased to 14% for the first six months of 1998 from 12% during the same period in 1997 due to lower sales volume and higher R&D expenditures.

Selling, general, and administrative ("SG&A") expenses increased 8% and 12%, respectively for the three and six month periods ended June 28, 1998 over the same periods ended June 29, 1997. The increase in SG&A expenses resulted primarily from increases in personnel costs due to increased headcount. SG&A expenses as a percent of net sales increased to 17% for the three and six month periods of 1998 from 15% for the three and six month periods of 1997 due to lower sales volume and higher SG&A expenditures.

                        DALLAS SEMICONDUCTOR CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Operating income decreased 10% and 9% for the second quarter of 1998 and the first six months of 1998 over the same periods in 1997, respectively. The decrease for both periods was due primarily to higher operating expenses and lower sales volumes. Operating income as a percent of sales decreased to 22% from 23% for the first six months of 1998 and 1997, respectively.

Net interest income for the second quarter of 1998 increased by $172,000 or 15% over the second quarter of 1997. Net interest income increased by $395,000 or 19% for the first six months of 1998 over the same period in 1997. Changes in net interest income are due primarily to changes in the average cash balances for the three and six month periods. Changes in interest rates will continue to effect net interest income as well as any substantial change in the Company's cash and short-term investments or any substantial change in borrowings.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax expense for the three and six month periods ended June 28, 1998 of $254,000 and $512,000, respectively. The Company's effective tax rate decreased to 32.0% in the second quarter and first six months of 1998 from 32.3% for the same periods in 1997. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.


The Company has undertaken a preliminary evaluation of its mission critical systems and believes that any cost that may arise to ensure functionality in the year 2000 would be immaterial. In addition, the Company is formally communicating with all of its significant suppliers to limit the extent to which the Company may be vulnerable to the failure of third parties' to remediate their own year 2000 issues. There can be no assurance that the systems of other companies on which the Company relies will be converted and would not have an adverse effect on the Company's performance.

A number of uncertainties exist that may influence the Company's future operating results, including general economic conditions, changes in conditions affecting original equipment manufacturers, competition, alternative technologies, the Company's success in developing new products and process technologies, accelerated declines in the average selling price of the Company's existing products, changes in customer order patterns, market acceptance of the Company's new products, distributor and sales representative performance, the ability of the Company to continue diversifying its product line, accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs, excess production capacity, manufacturing performance, subcontractor performance, availability and price fluctuations of raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's order growth, net sales growth, or results of operations.

                        DALLAS SEMICONDUCTOR CORPORATION

FINANCIAL CONDITION

Cash and short-term investments were $111.0 million at the end of the second quarter of 1998, compared with $114.6 million at the end of fiscal year 1997. The decrease in cash and short-term investments was primarily the result of net cash provided from operations during the first six months of 1998 of $38.8 million being offset by investments in property, plant and equipment of $44.5 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $14 million in the second quarter of 1998, compared to $9 million for the same period of 1997. Capital expenditures for the second quarter of 1998 related primarily to wafer fabrication and test equipment. Capital expenditures for 1998 are estimated to total approximately $75 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of the Company's common stock. As of June 28, 1998, a total of 215,900 shares, totaling $3,446,000 have been purchased pursuant to this stock repurchase program.

On June 1, 1998, a $0.04 dividend was paid on each outstanding share of common stock, to shareholders of record on May 15, 1998. On July 21, 1998, a $0.04 dividend was declared on each outstanding share of common stock, payable on September 1, 1998, to shareholders of record on August 14, 1998.

The Company had no long-term debt at the end of the second quarter of 1998 or at the end of fiscal year 1997.

                        DALLAS SEMICONDUCTOR CORPORATION

PART II. OTHER INFORMATION

ITEMS 1.- 3.

 Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on April 21, 1998.

(b) (c) (d) The following items were presented to the stockholders with the following results.

Election of Directors:                                    Votes
                                     Votes For          Withheld
                                     ----------         --------
C.V. Prothro                         24,927,807          212,234
Chao C. Mai                          24,928,892          211,149
Michael L. Bolan                     24,929,607          210,434
Richard L. King                      24,927,917          212,124
M.D. Sampels                         24,928,452          211,589
Carmelo J. Santoro                   24,931,302          208,739
E.R. Zumwalt, Jr.                    24,829,966          310,075

                                            Votes                  Broker
                              Votes For    Against   Abstentions   Non-Votes
                              ----------  ---------  -----------   ---------
Selection of
Ernst & Young LLP as
independent auditors for
the 1998 fiscal year          25,111,653    15,377     13,011         --


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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ---------------------------
          Alan P. Hale
          Vice President, Finance

Date:     August 11, 1998
          ---------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
27.1                            Financial Data Schedule

27.2                            Restated Financial Data Schedule
                                   For 3rd Quarter 1997

27.3                            Restated Financial Data Schedule
                                   For 2nd Quarter 1997

27.4                            Restated Financial Data Schedule
                                   For 1st Quarter 1997

27.5                            Restated Financial Data Schedule
                                   For 3rd Quarter 1996

27.6                            Restated Financial Data Schedule
                                   For 2nd Quarter 1996

27.7                            Restated Financial Data Schedule
                                   For 1st Quarter 1996

27.8                            Restated Financial Data Schedule
                                   For Fiscal Year 1996

27.9                            Restated Financial Data Schedule
                                   For Fiscal Year 1995