Form 10-Q
period 1998-09-27
DALLAS SEMICONDUCTOR CORP
filed 1998-11-12
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 27, 1998
                                             ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ----------    -----------
              Commission file number   1-10464
                                       -------

                        DALLAS SEMICONDUCTOR CORPORATION
              ----------------------------------------------------
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

                                               Yes    X       No
                                                   -------        -------

Number of shares outstanding of the registrant's Common Stock as of
  November 1, 1998:  28,210,493.
                     -----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                           PAGE NO.

Condensed Consolidated Statements of Income (Unaudited)
  Three months and nine  months ended September 27, 1998
  and September 28, 1997 .............................................       3

Condensed Consolidated Balance Sheets
  September 27, 1998 (Unaudited) and December 28, 1997 ...............       4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended September 27, 1998 and September 28, 1997 ........       5

Notes to Condensed Consolidated Financial Statements .................       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................   7 - 9



PART II. OTHER INFORMATION

ITEMS 1. THROUGH 4. ..................................................      10

ITEM 5.  OTHER INFORMATION ........................................... 10 - 12

ITEM 6. ..............................................................      12


SIGNATURE ............................................................      13


INDEX TO EXHIBIT 27.1 ................................................      14

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (Unaudited)

                                                          Three months                  Nine months
                                                             ended                         ended
                                                   -------------------------     -------------------------
(In thousands, except                               Sept. 27,      Sept. 28,      Sept. 27,      Sept. 28,
  per share amounts)                                  1998           1997           1998           1997
----------------------------------------------     ----------     ----------     ----------     ----------

Net sales                                          $   83,099     $   93,069     $  257,576     $  272,813

Operating costs and expenses:
 Cost of sales                                         39,433         44,710        122,269        134,104
 Research and development                              11,442         11,517         35,800         33,890
 Selling, general and administrative                   13,671         13,531         42,906         39,715
                                                   ----------     ----------     ----------     ----------

 Total costs and expenses                              64,546         69,758        200,975        207,709
                                                   ----------     ----------     ----------     ----------

Operating income                                       18,553         23,311         56,601         65,104
Interest income, net                                    1,129          1,287          3,563          3,326
                                                   ----------     ----------     ----------     ----------

Income before income taxes                             19,682         24,598         60,164         68,430
Provision for income taxes                              6,298          7,687         19,253         21,823
                                                   ----------     ----------     ----------     ----------

Net income                                         $   13,384     $   16,911     $   40,911     $   46,607
                                                   ==========     ==========     ==========     ==========


Net income per share, basic                        $     0.48     $     0.62     $     1.46     $     1.72
Net income per share, diluted                      $     0.45     $     0.57     $     1.37     $     1.59
                                                   ----------     ----------     ----------     ----------

Shares used to calculate
 net income per share:
   Basic                                               27,998         27,325         27,930         27,113
   Diluted                                             29,756         29,659         29,868         29,300
                                                   ----------     ----------     ----------     ----------

Dividends declared per share                       $     0.04     $    0.035     $     0.12     $    0.105
                                                   ----------     ----------     ----------     ----------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    Sept. 27,       Dec. 28,
(In thousands, except per share amounts)               1998           1997
----------------------------------------            ---------      ---------
                                                   (Unaudited)
Assets

Current assets:
 Cash and short-term investments                    $ 122,677      $ 114,608
 Accounts receivable, net                              48,133         62,337
 Inventories                                           69,810         59,131
 Deferred tax assets                                    9,473          9,689
 Other current assets                                   7,406          4,475
                                                    ---------      ---------

Total current assets                                  257,499        250,240

Property, plant and equipment, at cost:
 Land                                                   8,768          8,757
 Building and improvements                             70,014         52,067
 Machinery and equipment                              306,960        269,767
                                                    ---------      ---------
                                                      385,742        330,591
Less accumulated depreciation                        (194,547)      (168,836)
                                                    ---------      ---------
   Property, plant and equipment, net                 191,195        161,755

Other assets                                            5,531          5,147
                                                    ---------      ---------
                                                    $ 454,225      $ 417,142
                                                    =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                   $  20,950      $  29,711
 Accrued salaries and benefits                         11,019         19,979
 Accrued taxes other than income                        3,300          3,678
 Other accrued liabilities                             13,871         10,345
 Income taxes payable                                   6,116          2,372
                                                    ---------      ---------

 Total current liabilities                             55,256         66,085

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                                  --             --
 Common stock, $0.02 par value; 40,000,000
   shares authorized; issued:
   28,121,165 shares at September 27, 1998, and
   27,639,784 shares at December 28, 1997                 562            553
 Additional paid-in capital                           116,506        106,161
 Retained earnings                                    283,519        245,961
 Treasury stock, shares at cost:
   91,525 shares at September 27, 1998
   and December 28, 1997                               (1,618)        (1,618)
                                                    ---------      ---------

 Total stockholders' equity                           398,969        351,057
                                                    ---------      ---------
                                                    $ 454,225      $ 417,142
                                                    =========      =========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
                                                                Nine Months Ended
                                                             ------------------------
                                                             Sept. 27,      Sept. 28,
(In thousands)                                                 1998            1997
--------------------------------------------------           ---------      ---------
Cash flows from operating activities:
Net income                                                   $  40,911      $  46,607
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                                    32,457         26,104
Net change in working capital accounts                          (5,128)        (8,705)
                                                             ---------      ---------

Net cash provided by operating activities                       68,240         64,006
                                                             ---------      ---------

Cash flows from investing activities:
Additions to property, plant and equipment                     (62,147)       (28,189)
Proceeds from disposition of assets                                250             --
Increase in other assets                                          (384)          (236)
                                                             ---------      ---------

Net cash used in investing activities                          (62,281)       (28,425)
                                                             ---------      ---------
Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise of stock options                                  5,463          7,970
Dividends paid to shareholders                                  (3,353)        (2,851)
                                                             ---------      ---------

Net cash provided by financing activities                        2,110          5,119
                                                             ---------      ---------

Net change in cash and short-term investments                    8,069         40,700
Cash and short-term investments at
  beginning of period                                          114,608         70,274
                                                             ---------      ---------

Cash and short-term investments at end of period             $ 122,677      $ 110,974
                                                             =========      =========

Cash payments for income taxes                               $  10,401      $  22,087


Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                          $   4,891      $   5,350

Disposition of assets                                        $     940      $     696



See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of December 28, 1997. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at September 27, 1998 and December 28, 1997, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Results of operations for the three and nine month periods ended September 27, 1998 are not necessarily indicative of results to be expected for the full year.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in interim and annual financial statements, however SFAS 131 need not be applied to interim financial statements in the initial year of its application. SFAS 131 is effective for fiscal years beginning after December 15, 1997. As the Company operates predominantly in one industry segment, management believes its existing disclosures regarding segments comply with the standards established by SFAS 131.

2.     INVENTORIES (In thousands)

                                   Sept. 27,            Dec. 28,
                                     1998                1997
                                   ---------            --------
Raw materials                      $   7,974            $  8,761
Work-in-process                       45,683              31,187
Finished goods                        16,153              19,183
                                   ---------            --------
                                   $  69,810            $ 59,131
                                   =========            ========

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.    INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit of $296,000 for the three month period ended September 27, 1998 and a deferred tax expense of $216,000 for the nine month period ended September 27, 1998. The Company's effective tax rate increased to 32.0% in the third quarter and first nine months of 1998 from 31.3% and 31.9%, respectively for the same periods in 1997. This increase was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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


RESULTS OF OPERATIONS
Net sales for the third quarter of 1998 were $83,099,000, a decrease of 11% over the third quarter of 1997. The Company's revenue by product category is shown in the table below.

NET SALES
(In millions)
-------------------------------------------------------------------------------------
                                                                             Change
Product Categories          Q397      Q497      Q198      Q298     Q398     Q398-Q397
-------------------------------------------------------------------------------------
Communications            $  20.7   $  21.9   $  20.5   $  21.1   $  23.1      12%
Timekeeping                  18.0      18.4      16.9      13.2      13.2     -27%
System Extension             16.2      16.2      13.2      14.8      12.7     -22%
Automatic Information        10.5      12.7      12.4      12.0      11.7      11%
Nonvolatile RAM              10.4      10.5       9.6      11.5       8.6     -17%
Others                        7.7       8.6       8.0       7.1       7.4      -4%
Microcontrollers              9.6       7.1       6.8       7.3       6.4     -33%
-------------------------------------------------------------------------------------
Company Total             $  93.1   $  95.4   $  87.4   $  87.0   $  83.1     -11%
-------------------------------------------------------------------------------------

Gross margins increased for the first nine months of 1998 to 53% from 51% during the same period in 1997. Gross margins increased in the third quarter of 1998 to 53% from 52% in the third quarter of 1997. The increase in gross margins for both periods was caused primarily by increased efficiency in factory operations and a sales-mix shift toward higher margin products.

Research and development ("R&D") expenses for the third quarter of 1998 decreased 1% from the third quarter of 1997. R&D expenses increased 6% for the first nine months of 1998 over the same period in 1997, primarily a result of increased personnel costs due to increased headcount. R&D expenses as a percent of sales increased to 14% from 12% for the third quarter of 1998 and 1997, respectively. R&D expenses as a percent of net sales increased to 14% for the first nine months of 1998 from 12% during the same period in 1997 due to lower sales volume and higher R&D expenditures.

Selling, general, and administrative ("SG&A") expenses increased 1% and 8% for the third quarter of 1998 and the first nine months of 1998 over the same periods in 1997, respectively. The increase in SG&A expenses resulted primarily from increases in personnel costs due to increased headcount. SG&A expenses as a percent of net sales was 17% for the three and nine month periods ended September 27, 1998 as compared to 15% for the same periods ended September 28, 1997.

                        DALLAS SEMICONDUCTOR CORPORATION

Operating income decreased 20% and 13% for the third quarter of 1998 and the first nine months of 1998 over the same periods in 1997, respectively. The decrease for both periods was due primarily to higher operating expenses and lower sales volumes. Operating income as a percent of sales decreased to 22% from 24% for the first nine months of 1998 and 1997, respectively.

Net interest income for the third quarter of 1998 decreased by $158,000 or 12% over the third quarter of 1997. Net interest income increased by $237,000 or 7% for the first nine months of 1998 over the same period in 1997. Changes in net interest income are due primarily to changes in the average cash balances for the three and nine month periods. Any substantial change in the Company's cash and short-term investments and changes in interest rates will continue to effect net interest income.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit of $296,000 for the three period ended September 27, 1998 and a deferred tax expense of $216,000 for the nine month period ended September 27, 1998. The Company's effective tax rate increased to 32.0% in the third quarter and first nine months of 1998 from 31.3% and 31.9%, respectively for the same periods in 1997. This increase was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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

                        DALLAS SEMICONDUCTOR CORPORATION


FINANCIAL CONDITION

Cash and short-term investments were $122.7 million at the end of the third quarter of 1998, compared with $114.6 million at the end of fiscal year 1997. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first nine months of 1998 of $68.2 million being offset by investments in property, plant and equipment of $62.1 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $21 million in the third quarter of 1998, compared to $10 million for the same period of 1997. Capital expenditures for the third quarter of 1998 related primarily to wafer fabrication and test equipment. Capital expenditures for 1998 are estimated to total approximately $80 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software.

On September 14, 1998, all claims and causes of action in the respective lawsuits instituted by the Company and Benchmarq Microelectronics, Inc. (Benchmarq) against the other were settled. The settlement involved a cash payment by Benchmarq and provision for a limited cross-license agreement between the parties.

In 1994 the board of directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of the Company's common stock. As of September 27, 1998, a total of 215,900 shares, totaling $3,446,000 have been purchased pursuant to this stock repurchase program.

On September 1, 1998, a $0.04 dividend was paid on each outstanding share of common stock, to shareholders of record on August 14, 1998. On October 20, 1998, a $0.04 dividend was declared on each outstanding share of common stock, payable on December 1, 1998, to shareholders of record on November 13, 1998.

The Company had no long-term debt at the end of the third quarter of 1998 or at the end of fiscal year 1997.

                        DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION

ITEMS 1.- 4.

ITEM 5.  OTHER INFORMATION

    YEAR 2000 READINESS DISCLOSURE

    In response to the "Year 2000 Information and Readiness Disclosure Act" signed into law October 19, 1998 and the statement issued by the Securities and Exchange Commission regarding "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Security Holders" in August 1998, the Company is making the following Year 2000 Readiness Disclosure.

    The Company has undertaken an assessment of all mission critical systems, including information systems as well as production and manufacturing systems, which could be significantly affected by Year 2000 issues. The Company has initiated various Year 2000 remediation projects and expects to complete software reprogramming and replacement by December 31, 1998. These projects were initiated and will be completed by the Company's employees and will include the use of some software purchased from third parties. Some of this third party provided software will be modified by the Company to be compatible with its internal systems. The Company has already begun testing and implementing these remediation projects and anticipates substantial completion by March 31, 1999. Similarly, certain hardware, primarily used in production and manufacturing systems, is being replaced in a systematic manner. Replacement of this hardware was originally scheduled due to anticipated obsolescence and is expected to be substantially complete by June 30, 1999. As of September 27, 1998, the Company has incurred approximately $100,000 in Year 2000 remediation costs and expects approximately $100,000 in remaining costs to ensure functionality for Year 2000 issues. The Company has not specifically set aside funds to cover the remaining Year 2000 costs, but has adequate resources to cover these needs as they arise.

    None of the Company's systems interface directly with its third party vendors. Also, the Company does not currently utilize electronic data interchange (EDI) with any date sensitivity. In addition, the Company is formally communicating by mailing letters to all of its significant third party vendors (both domestic and international), requesting certifications and test results to confirm their Year 2000 compliance. Where responses are not obtained by letter, the Company is in the process of or shall follow up to obtain this information in an effort to limit the extent to which the Company may be vulnerable to the failure of third parties to remediate their own Year 2000 issues. The Company also intends to mitigate this risk by ceasing to do business with such companies as soon as feasible after it becomes aware of any significant problems.

                        DALLAS SEMICONDUCTOR CORPORATION


    The Company has two principal product lines containing products that are date sensitive, Timekeeping and Microcontrollers.

    Timekeeping Products (Clocks) made by the Company fall into two categories:
         o         Clocks that are Year 2000 compatible
         o         Clocks that are Year 2000 compliant.

    Clocks that are Year 2000 compatible have a two-digit year counter. They will maintain the correct time, date of the month, day of the week, month and two-digit year with correct leap year compensation up to year 2099. The two-digit year counter does not provide the century information; therefore software intervention is required to determine if the century value is 19 or 20.

    The following Clocks are Year 2000 compatible, requiring software intervention to calculate the century: DS1202, DS1215, DS1216, DS1243, DS1244, DS1248, DS1251, DS1283, DS1284, DS1285, DS1286, DS1287, DS12885,
    DS12887, DS12887A, DS12B887, DS1302, DS1305, DS1306, DS1307, DS1308, DS1315,
    DS1384, DS1385, DS1386, DS1387, DS1395, DS1397, DS14285, DS14287, DS1485,
    DS1486, DS1488, DS1495, DS1497, DS1543, DS1544, DS1546, DS1547, DS1615,
    DS1642, DS1643, DS1644, DS1646, DS1647, DS1670, and DS1673.

    The Clocks that are Year 2000 compliant have a four-digit year counter. The fully compliant clocks will maintain the correct time, date of the month, day of the week, month and four-digit year with correct leap year compensation up to year 2099.

    The following Clocks are fully Year 2000 compliant: DS12C887, DS1501, DS1511, DS1553, DS1554, DS1546, DS1557, DS1585, DS1587, DS1589, DS1685,
    DS1687, DS1688, DS1689, DS1691, DS1693, Ds17285, DS17287, DS1742, DS1743,
    DS1744, DS1746, DS1747, DS17485, DS17487, DS17885, and DS17887.

    Microcontroller Products use one of three real-time clock circuits and fall into one of two categories, compatible or compliant, as described above.

       DS 1215-based Soft Microcontroller Modules: DS5000T and DS2250T.
       The DS1215 is Year 2000 compatible, as it stores the year as a two-digit value. The two-digit year counter does not provide the century information; therefore software intervention is required to determine if the century value is 19 or 20.

       DS1283-based Soft Microcontroller Modules: DS2251T and DS22522T.
       The DS1283 is Year 2000 compatible, as it stores the year as a two-digit value. The two-digit year counter does not provide the century information; therefore software intervention is required to determine if the century value is 19 or 20.

       DS87C530 High Speed Microcontroller with Real Time Clock.
       The Clock in the DS87C530 incorporates a 16 bit day counter, rather than a traditional day/month/year calendar, for maximum flexibility. As a result, the device can be totally Year 2000 compatible via application software.

    The following are other Dallas Semiconductor products that are date sensitive:

       The DS2404, DS1994, and DS1427, members of the Company's Automatic Identification product category, contain simple binary counters and require software intervention to interpret this raw data to be Year 2000 compliant.

                        DALLAS SEMICONDUCTOR CORPORATION


       The DS1629, a member of the Company's System Extension product category, incorporates a DS1307 real-time clock that has a two-digit year counter. The two-digit year counter does not provide the century information; therefore software intervention is required to determine if the century value is 19 or 20.

    All of the Company's products require the utilization of software programs for the products to be of use to the end user. The Company does not recommend or provide software for use in conjunction with any application for the products it manufactures, including software solutions to Year 2000 issues. However, to the extent practicable, purchasers of our Year 2000 compatible products (which require software intervention) have been put on notice, via data books and web page postings, of the need for such software intervention prior to purchasing such products and further have been made aware of available Year 2000 alternatives (compliant products not requiring software intervention) manufactured by the Company. Although the Company does not believe it has any liability related to Year 2000 compatible products (those which require software intervention), there is a risk of litigation associated with the manufacture and sale of these products.

    Management of the Company believes it has an effective program in place to resolve Year 2000 issues and expects all critical remediation projects will be completed on schedule. As a result of its focus on ensuring the remediation projects are on schedule, the Company has not developed a contingency plan to address alternative solutions in the event the Company is unable to successfully make its critical systems Year 2000 compliant. However, the Company continually evaluates its status towards completion to determine whether such a plan is necessary. At this point, the Company is on schedule and no contingency plan is deemed necessary. Additionally, the Company has no means of ensuring that third parties, including those based outside of the United States, will be Year 2000 compliant and the effect of non-compliance by third parties is not determinable. In a worst case scenario, these unknown third party variables could have an effect on the Company's ability to conduct business. This worst case scenario, however, is a risk of any company engaging in world-wide business into the next millennium. To date, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. In addition, the Company is not currently aware of any claims of breach of contract or warranty, potential product return issues or impairment of assets relating to Year 2000 noncompliance that would materially impact the Company's results of operations, liquidity, or capital resources.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibit 27.1 - Financial Data Schedule

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------
          Alan P. Hale
          Vice President, Finance

Date:     November 10, 1998
          -----------------

                               INDEX TO EXHIBITS

            Exhibit
            Number                  Exhibit
            ------                  -------

             27.1            Financial Data Schedule