Form 10-K405
period 1999-01-03
DALLAS SEMICONDUCTOR CORP
filed 1999-03-01
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

COMMISSION FILE NUMBER: 1-10464

                        DALLAS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              75-1935715
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 4401 SOUTH BELTWOOD PARKWAY, DALLAS, TEXAS                      75244-3292
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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 7, 1999: $1,000,691,770. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         Number of shares outstanding of the registrant's Common Stock as of February 7, 1999: 28,388,419.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 20, 1999, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated by reference herein into Part III.

                                     PART I

ITEM 1.  BUSINESS

         Except for the historical information contained herein, matters discussed in the Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth in this report, including, without limitation,
Item 1. "Business - The Semiconductor Industry and Competition," Item 1. "Business - Year 2000 Readiness Disclosure," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be achieved. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Dallas Semiconductor Corporation (the "Company" or "Dallas Semiconductor") designs, manufactures and markets electronic chips and chip-based subsystems. Founded in 1984, the Company uses customer problems as an entry point to develop products with widespread applications. The Company is committed to new product development as a means to increase future revenues and diversify its markets, product offerings and customers.

         The Company uses its advanced technologies to gain a competitive edge over the traditional approaches to semiconductors. Combining lithium energy cells with low-power complimentary metal oxide silicon ("CMOS") chips can power them for the useful life of the equipment. Direct laser writing can enhance chip capabilities with higher levels of precision and/or unique identities. Special packaging gives improved functionality to silicon chips.

         In its fifteen-year history, Dallas Semiconductor has developed 326 proprietary base products with over 2,000 variations shipped to more than 15,000 customers worldwide. A direct sales force and distribution network sell to original equipment manufacturers (OEMs) of personal computers and workstations, scientific and medical equipment, industrial controls, automatic identification, telecommunications, consumer electronics and other markets.

         The Company organizes its products into product categories sharing common technologies, markets or applications as shown below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for the relative size of the Company's main product categories.

         Communications                              Nonvolatile RAMs
         System Extension                            Microcontrollers
         Automatic Information                       Computer Timekeeping
         Commercial Timekeeping                      Others

PRODUCT DEVELOPMENT

         The Company developed 34 new proprietary base products during the 1998 fiscal year. The Company's research and development expenditures for fiscal 1998 were $47 million, compared to expenditures in 1997 and 1996 of $46 million and $35 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.

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

         SYSTEM EXTENSION. This product category provides complete solutions to common problems facing many systems designers. Nearly all of the products include both analog and digital circuitry on the same chip. Battery Management Products simplify the complex task of optimally using rechargeable battery packs in portable equipment. Direct-to-Digital Temperature Sensors help manage the growing thermal problems facing designers as the inevitable march to put more power into shrinking form factors continues. Digital Potentiometers permit a digital microprocessor to easily control an analog parameter such as volume or display screen brightness. CPU Supervisors monitor the power supply voltages in a system and issue a warning to the system should any fall below a critical value.

         AUTOMATIC INFORMATION. The Company has developed a family of Automatic Information products, including iButtons(TM) that can be attached to an object, or carried by a person, which identifies the user and holds relevant information. Unlike barcodes, users do not need to refer to a remote database to decipher the code - the information is available in the device itself. These read/write data carriers can also be updated via computer while affixed to an object. Automatic Information chips can facilitate automation by tracking a work piece as it travels along an assembly line; they can also be used to identify people for access to secure areas. Using Dallas Semiconductor's 1-Wire(TM) technology, a memory chip can be read or written with the touch of a probe. iButton devices are packaged in a stainless steel MicroCan(TM) 16mm in diameter. The cryptographic iButton with Java(TM) is a new product that enables a standard PC using a Java powered browser to send secure communications across public networks, such as the Internet, to facilitate electronic commerce or to send private e-mail messages. This class of device is so secure that it is has been certified to pass the U.S. Government's Federal Information Processing Standards 140 Level 2 rating.

         The Automatic Information product category also includes a group of parts referred to as 1-Wire chips. These devices provide a unique electronic identity and often store pertinent information about the product of which they are a component. The data can be accessed externally or by the product itself. The 1-Wire technology has the advantage of requiring the addition of just a single connection point to access this data. It might be used in a cell phone battery pack to indicate to the charger how to charge properly or in a toner cartridge to fine tune the copier's print quality. Multiple 1-Wire chips can all communicate on the same single wire, allowing the interconnection of many devices to form a miniature LAN (MicroLAN). 1-Wire chips can perform a variety of functions such as monitor temperature, measure voltage, control an acutator, or blink a light.

         COMMERCIAL TIMEKEEPING. Accurate clock-calendar information remains in demand in the ever evolving communications, consumer, industrial and medical markets ("CCIM"). A comprehensive line-up of CCIM timekeepers from the Company, including more than 45 base products in both chip and module packaging, are in production to meet this need. Digital cellular phones utilize Serial Timekeepers to provide advanced features such as clock-calendar display, talk-time, re-dial timing and power management. Phantom and Watchdog modules are used in data communications network routers, hubs and bridges to monitor communications traffic and store the extensive amounts of network configuration data. Serial Timekeepers and Bytewide Watchdog Timekeepers provide solutions in industrial control and medical equipment applications requiring extended functions including Nonvolatile SRAM and A/D conversion and temperature measurement.

         Many electronic systems gather and transmit time critical data. This information ranges from banking transactions and internet data to remote sensing and data logging. The time stamping of information between machines with different Real Time Clocks ("RTC") can introduce errors between the systems. Dallas Semiconductor has developed a 32 KHz Temperature Compensated Crystal Oscillator ("TCXO"), which is used to drive the RTC crystal input. This TCXO will enable the RTC to attain accuracies of +/-2PPM or 1 minutes/year over the full temperature range of 0C to 40C. Previously, the best accuracy over the full temperature range was +/-30 minutes per year. Higher frequency TCXO's to address the accuracy requirements of markets like cellular phones, data logging and T1/E1 telecom markets are in development.

Java(TM), is a registered trademark of Sun Microsystems, Inc.

ibutton(TM), Microcan(TM), and l-Wire(TM) are registered trademarks of Dallas Semiconductor Corp.

         NONVOLATILE RAMS. Static random access memory ("SRAM") chips, which were first introduced over 20 years ago, are used for high speed storage and retrieval of data. SRAMs have always had the undesirable characteristic of data loss when power is disrupted. Dallas Semiconductor has combined its circuitry and understanding of ultra low power CMOS SRAMs with improvements in long life lithium power sources to develop a family of Nonvolatile SRAM products. Nonvolatile SRAMs integrate a lithium power source and intelligent control circuitry to retain data even in the absence of system power. The control circuit, by monitoring the level of system voltage available to the memory at all times, switches to the lithium power source when necessary, and also protects the memory contents against inadvertent changes during system power fluctuations. A lithium power source provides backup power for more than 10 years in the absence of system power. Recent additions to the product line have increased memory capacity, added features to the basic architecture, and offered a solution for surface mount systems.

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

         COMPUTER TIMEKEEPING. The personal computer has been the dominant target market for computer timekeeping. This highly competitive market is extremely cost sensitive and has seen increased use of chip sets with integrated clock functions. The Company has differentiated Computer Timekeeping products by adding NV SRAM, energy conservation components and Year 2000 compliance to provide solutions in applications requiring enhanced features with higher levels of integration.

         OTHERS. A description of some of the more significant categories described as "Others" include the following.

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

         SILICON TIMED CIRCUITS. Electronic systems require exact timing to control the transmission of data between their component parts. Timing requirements vary across systems. Historically, systems designers have not been able to use semiconductors as timing references because of their lack of precision; they consequently achieved the required accuracy by using, in combination or separately, quartz crystals and hybrid passive components, known as delay lines. Dallas Semiconductor's all-silicon delay lines offer single chip reliability, economy and high precision. Trimming to customer specifications during the later stages of manufacturing provides precise accuracy and allows a broad product mix without losing the economic benefits of standard integrated circuit production. Customers are provided maximum flexibility, as well as the option of purchasing tailor-made products at the approximate cost of standard, off-the-shelf solutions. These all-silicon products can be designed into new systems, as well as retrofitted into existing systems which otherwise utilize hybrid approaches. Recently a family of low cost oscillators has been introduced which apply delay-line-derived technology to solve other system timing requirements.

MANUFACTURING

         The Company produces high performance CMOS integrated circuits with sub-micron geometries at its own advanced wafer fabrication facility. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. The facility was physically expanded in 1989 and an additional wafer fabrication facility module was completed in 1994. Additional equipment is installed from time-to-time to support higher production volumes or advanced processing needs. The Company's wafer fabrication facility increased its wafer production by approximately 23% in 1998 and by approximately 18% in 1997. During fiscal 1998, all of the wafers used by the Company were processed at its own facility. In 1998, the Company began using an outside foundry for the development of certain products. The foundry is producing wafers used for research and development ("R&D") purposes and none of these products has reached production levels. A separate bump fabrication facility was opened in September 1998 and will be fully functional in the first quarter of 1999. The new facility will package the Company's new and proprietary 1-Wire chips in a Chip-Scale Package. Using flip-chip technology, a wafer-level solder bumping process produces a finished circuit no bigger than the silicon die itself, meeting industry needs for low cost, reduced size and simplified mounting.

         After silicon wafers have been fabricated, the Company utilizes overseas assembly contractors to cut the wafers into individual chips and assemble them into integrated circuit packaging. The Company performs module assembly operations and final testing for a large majority of the Company's products in Dallas, Texas. In 1999, the Company plans to further leverage the utilization of offshore contractors by implementing the testing and modular assembly of certain products in the Philippines.

PRODUCT COMPONENTS

         During fiscal 1998, the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products. The Company anticipates that, at least for the short term, an adequate supply of these memory circuits will be available; however, given the historically unpredictable and undependable supply of these components, shortages may recur causing future sales of some Company products to be delayed or lost. If such shortages occur, future sales and earnings from products using these circuits, primarily Nonvolatile SRAMs, could be adversely affected. Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company continues to seek alternative sources for these components, including internal production of static memory circuits for use in its own products, primarily the Nonvolatile SRAMs.

SALES

         Sales are made to distributors and to OEMs. For fiscal 1998 no OEM customer accounted for more than 5% of the Company's net sales, and the Company's top 25 OEM customers accounted for approximately 26% of net sales. The Company sells its products to customers by utilizing its own sales force and a global network of independent sales representative firms and distributors. During fiscal 1998, sales to domestic distributors represented approximately 35% of the Company's net sales, with the Company's largest domestic distributor, Avnet, accounting for a total of approximately 13% of net sales.

         Export sales accounted for 42% of net sales in fiscal 1998, including 19% and 23% in Europe and the Far East, respectively. The Company's export sales are billed in United States dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

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

BACKLOG

         The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future revenues. Backlog orders are generally subject to cancellation without penalty at the option of the purchaser and to changes in delivery schedules and do not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of January 3, 1999, the Company's backlog was approximately $71 million, as compared to approximately $80 million at December 28, 1997. The Company includes in its backlog all released purchase orders shippable within the next 12 months.

THE SEMICONDUCTOR INDUSTRY AND COMPETITION

         The semiconductor industry is characterized by rapid technological change, intense competition from domestic and foreign competitors, cyclical market patterns, price erosion, occasional shortages of materials, variations in manufacturing yields and efficiencies and significant expenditures for capital equipment and product development. The industry has from time to time experienced severely depressed business conditions, as well as short term softness and imbalances. The Company's future operating results may also be affected by economic conditions in the United States and international markets, such as the recent economic downturn in Southeast Asia and the outcome and impact of the Year 2000. While the Company's strategy is designed to reduce its exposure to these factors, fluctuations in operating results could occur due to one or more of these factors. The available supply of certain memory circuits used in a number of the Company's products has historically been unpredictable and undependable. Shortages in the supply of these circuits could limit the Company's future sales and earnings growth, and significant price fluctuations in the purchase price for these circuits could impact the Company's gross margins. See "Item 1. Business - Product Components."

         The Company faces competition from major domestic and international integrated circuit manufacturers, many of which have substantially greater manufacturing, financial, distributing and marketing resources than the Company, as well as from emerging companies attempting to obtain a share of the existing market. The Company competes principally on the basis of the quality, technical innovation, functionality and timeliness of introduction of its products, the adaptability of such products to specific applications, and price. The Company believes that the early recognition of market opportunities and its willingness to invest substantial time and capital in product development, coupled with product complexity and diversity, constitute an important competitive advantage. The Company's ability to compete successfully in the rapidly evolving semiconductor industry depends on numerous factors, some of which are within the Company's control and others of which are predominately outside of the Company's control. These factors include general economic conditions, changes in conditions affecting OEMs, competition, alternative technologies, the Company's success in developing new products and process technologies, accelerated declines in the average selling price of the Company's existing products, changes in customer order patterns, market acceptance of the Company's new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs, excess production capacity, manufacturing performance, subcontractor performance, availability and price fluctuations of components and other raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's order growth, net sales growth or results of operations.

PATENTS AND INTELLECTUAL PROPERTIES

         Dallas Semiconductor has to date acquired or been granted 244 U.S. patents and seven foreign patents. The expiration dates of the Company's patents range from 1999 to 2015. None of the patents individually is considered material to the Company's business. The Company has a number of patent applications pending, although no assurance can be given that patents will ever be issued from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain products, and has sought copyright protection for its software and product literature. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

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

YEAR 2000 READINESS DISCLOSURE

         In response to the "Year 2000 Information and Readiness Disclosure Act" signed into law October 19, 1998, and the statement issued by the Securities and Exchange Commission regarding "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Security Holders" in August 1998, the Company is making the following Year 2000 Readiness Disclosure:

         The Company has undertaken an assessment of all mission critical systems, including information systems as well as production and manufacturing systems, which could be significantly affected by Year 2000 issues. The Company has initiated various Year 2000 remediation projects, some of which include the use of software purchased from third parties. Some of this third party provided software was modified by the Company to be compatible with its internal systems. The Company has already begun testing and implementing these remediation projects and anticipates substantial completion by March 31, 1999. Similarly, certain hardware, primarily used in production and manufacturing systems, is being replaced in a systematic manner. Replacement of this hardware was originally scheduled due to anticipated obsolescence and is expected to be substantially complete by June 30, 1999. As of December 31, 1998, the Company has incurred approximately $125,000 in Year 2000 remediation costs and expects to incur approximately $75,000 in remaining costs to ensure functionality for Year 2000 issues. The Company has not specifically set aside funds to cover the remaining Year 2000 costs, but has adequate resources to cover these needs as they arise.

         None of the Company's systems interface directly with its third party vendors. Also, the Company does not currently utilize electronic data interchange (EDI) with any date sensitivity. In addition, the Company is formally communicating by mailing letters to all of its significant third party vendors (both domestic and international), requesting certifications and test results to confirm their Year 2000 compliance. Where responses are not obtained by letter, the Company is in the process of or will follow up to obtain this information in an effort to limit the extent to which the Company may be vulnerable to the failure of third parties to remediate their own Year 2000 issues. The Company also intends to mitigate this risk by ceasing to do business with such companies as soon as feasible after it becomes aware of any significant problems.

         The Company has two principal product lines containing products that are date sensitive, Timekeeping and Microcontrollers.

         Timekeeping Products (Clocks) made by the Company fall into two categories:

         o    Clocks that are Year 2000 compatible

         o    Clocks that are Year 2000 compliant

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

         The DS1629, a member of the Company's System Extension product category, incorporates a DS1307 real-time clock that has a two-digit year counter. The two-digit year counter does not provide the century information; therefore, software intervention is required to determine if the century value is 19 or 20.

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

         Management of the Company believes it has an effective program in place to resolve Year 2000 issues and expects that all critical remediation projects will be completed on schedule. As a result of its focus on ensuring that the remediation projects are on schedule, the Company has not developed a contingency plan to address alternative solutions in the event the Company is unable to successfully make its critical systems Year 2000 compliant. However, the Company continually evaluates its status towards completion to determine whether such a plan is necessary. At this point, the Company is on schedule and no contingency plan is deemed necessary. Additionally, the Company has no means of ensuring that third parties, including those based outside of the United States, will be Year 2000 compliant and the effect of non-compliance by third parties is not determinable. In a worst case scenario, these unknown third party variables could have a material adverse effect on the Company's ability to produce its products and conduct its business. This worst case scenario, however, is a risk of any company engaging in world-wide business into the next millennium. To date, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. In addition, the Company is not currently aware of any claims of breach of contract or warranty, potential product return issues or impairment of assets relating to Year 2000 noncompliance that would materially impact the Company's results of operations, liquidity, or capital resources.

EMPLOYEES

         At January 3, 1999 the Company had 1,530 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During fiscal 1998, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At January 3, 1999, the Company was utilizing the services of 156 such temporary agency employees.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Dallas, Texas. As of January 3, 1999, the Company owned approximately 40 acres of land that includes approximately 632,000 square feet of building space. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. The Company currently leases a total of 48,000 square feet of nearby building space for additional warehousing.

         The Company currently leases small office facilities for its sales staff in Irvine, California, Sunnyvale, California, Woodland Hills, California, Chelmsford, Massachusetts, Geneva, Illinois, Akron, Ohio, and Dallas, Texas, under short term leases. The Company leases a small office facility in Beaverton, Oregon, for design engineering. The Company's subsidiaries, Dallas Semiconductor Corporation Limited, Dallas Semiconductor Corporation (Taiwan) and Dallas Semiconductor Corporation (Germany), lease office facilities in Birmingham, England, Taipei, Taiwan, and Munich, Germany, respectively. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information as of March 1, 1999, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.

     NAME                AGE      CURRENT TITLE AND POSITION
     ----                ---      --------------------------

C.V. Prothro              56       Chairman of the Board of Directors, President and Chief
                                   Executive Officer

Chao C. Mai               63       Senior Vice President

Michael L. Bolan          52       Vice President - Marketing and Product Development

F.A. Scherpenberg         52       Vice President - Computer Products

Alan P. Hale              38       Vice President - Finance

Jack von Gillern          40       Vice President - Sales

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

         Mr. Bolan joined the Company as Director of Marketing in June 1984. He served in that capacity until his election as Vice President - Marketing and Product Development in November 1985. He was employed as an analyst for Southwest Enterprise Associates, L.P. from November 1983 to June 1984. Prior to that he was employed by Mostek Corporation from November 1978 to October 1983 in various capacities in technical planning, product planning and marketing.

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

         Mr. Hale joined the Company in 1987 and has been Vice President of Finance since 1992. Mr. Hale's prior positions with the Company include Controller, Treasurer and Accounting Manager. Previously, he spent five years as an auditor with the Dallas office of Ernst & Young LLP. He is a CPA in the State of Texas and has received an MBA degree from Southern Methodist University.

         Mr. von Gillern joined the Company in 1990 and was appointed Vice President of Sales in January of 1999. His prior positions with the Company include Director of Sales, Central Area Sales Manager and Product Manager. Previously he was involved in computer system sales for Cray Research and Control Data Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol DS. At January 3, 1999, there were approximately 559 holders of record of the Company's common stock. Set forth below are the high, low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 1998 and 1997 fiscal years:

                                       1997                                               1998
                      1ST         2ND          3RD          4TH          1ST         2ND          3RD          4TH
                      ---         ---          ---          ---          ---         ---          ---          ---

Stock Prices:

High               $ 27.00     $ 41.00      $ 42.50      $ 55.00      $ 50.00     $ 38.69      $ 35.38      $ 40.75

Low                  22.75       25.63        32.81        35.50        33.19       28.69        26.13        23.25

End                  26.13       37.19        41.81        37.38        35.00       30.25        29.25        40.75


         Total dividends paid in 1998 were $0.16 per share or $4,482,000. On January 26, 1999, the Board of Directors increased its annual cash dividend on the Company's common stock from $0.16 to $0.20 per share. The Board of Directors also declared a quarterly cash dividend of $0.05 on each outstanding share of its common stock, payable on March 1, 1999, to holders of record on February 15, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (Dollars in Thousands, Except per Share Amounts)

                                                                             Fiscal Years
                                                    ---------------------------------------------------------------
                                                       1998         1997          1996         1995          1994
                                                    ---------    ---------     ---------    ---------     ---------

OPERATING SUMMARY:
Net sales                                           $ 342,608    $ 368,212     $ 288,354    $ 233,274     $ 181,432
Costs and expenses:
    Cost of sales                                     162,418      178,441       157,056      117,615        90,289
    Research and development                           47,452       46,078        34,974       28,602        22,651
    Selling, general and administrative                56,523       53,838        42,175       35,483        26,584
                                                    ---------    ---------     ---------    ---------     ---------

Operating income                                       76,215       89,855        54,149       51,574        41,908
Interest income, net                                    5,115        4,681         2,937        3,366         3,165
                                                    ---------    ---------     ---------    ---------     ---------

Income before income taxes                             81,330       94,536        57,086       54,940        45,073
Provision for income taxes                             25,920       29,981        18,723       18,258        15,325
                                                    ---------    ---------     ---------    ---------     ---------
Net income                                          $  55,410    $  64,555     $  38,363    $  36,682     $  29,748
                                                    =========    =========     =========    =========     =========

Net income per share, basic                         $    1.98    $    2.37     $    1.45    $    1.41     $    1.17
Net income per share, diluted                       $    1.85    $    2.19     $    1.37    $    1.32     $    1.09
Shares used to calculate net
     income per share:
          Basic                                        27,993       27,206        26,458       26,075        25,456
          Diluted                                      29,957       29,457        27,990       27,762        27,288

Dividends declared per share                        $    0.16    $    0.14     $    0.12    $    0.10            --


FINANCIAL POSITION AT YEAR END:
Cash and short-term investments                     $ 127,996    $ 114,608     $  70,274    $  69,304     $  64,520
Additions to property, plant and equipment             75,965       58,645        60,451       49,329        44,743
Depreciation and amortization                          43,736       35,789        28,379       21,344        15,292
Total assets                                          461,038      417,142       313,863      272,425       221,227
Total liabilities                                      46,286       66,085        41,125       37,443        26,474
Stockholders' equity                                  414,752      351,057       272,738      234,982       194,753
Book value per weighted average
     share, diluted                                     13.84        11.92          9.74         8.46          7.14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table contains certain amounts, and the amounts as a percentage of net sales, reflected in the Company's consolidated statements of operations for the 1998, 1997, and 1996 fiscal years.

                                                                                           (Dollars in Millions)
                                             -------------------------------------------------------------------
                                               1998      %               1997      %               1996      %
                                             -------   -----           -------   -----           -------   -----

Net sales                                    $ 342.6   100.0           $ 368.2   100.0           $ 288.4   100.0
Cost of sales                                  162.4    47.4             178.4    48.5             157.1    54.5
Gross margin                                   180.2    52.6             189.8    51.5             131.3    45.5
Research and development                        47.5    13.9              46.1    12.5              35.0    12.1
Selling, general and administrative             56.5    16.5              53.8    14.6              42.2    14.6
Operating income                                76.2    22.2              89.9    24.4              54.1    18.8
Interest income, net                             5.1     1.5               4.7     1.3               3.0     1.0
Provision for income taxes                      25.9     7.6              30.0     8.2              18.7     6.5
Net income                                   $  55.4    16.1           $  64.6    17.5           $  38.4    13.3

1998 Results of Operations Compared with 1997

         Net sales in 1998 were $342.6 million, a decrease of 7% as compared with $368.2 million in 1997. The Company's revenue by product category is shown in the table below.

                                                                        (Dollars in Millions)
                                           --------------------------------------------------
                                              1996          1997         1998         '97-'98
Product Categories                         Net Sales     Net Sales    Net Sales        Change
                                           ---------     ---------    ---------        ------

Communications                              $ 50.1        $ 82.6       $ 87.4            5.8%
System Extension                              37.6          61.7         52.3          -15.2%
Automatic Information                         19.4          38.8         48.7           25.5%
Commercial Timekeeping                        35.6          50.9         43.9          -13.8%
NV RAMs                                       37.8          46.3         38.2          -17.5%
Microcontrollers                              29.7          30.7         26.4          -14.0%
Computer Timekeeping                          47.1          22.7         14.5          -36.1%
Others                                        31.1          34.5         31.2           -9.6%
                                            ------        ------       ------           ----
Company Total                               $288.4        $368.2       $342.6           -7.0%
                                            ======        ======       ======           ====

         Export sales accounted for 42% and 43% of total net sales in 1998 and 1997, respectively. Export sales to Europe and the Far East in 1998 were 19% and 23% of total sales, respectively.

         Cost of sales were $162.4 and $178.4 million in 1998 and 1997, respectively. Gross margins increased to 52.6% in 1998 from 51.5% in 1997. The increase in gross margins resulted primarily from increased efficiency in factory operations and a sales-mix shift toward higher margin products.

         R&D expenses were $47.5 million and $46.1 million or 13.9% and 12.5% of net sales in 1998 and 1997, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 34 new base products in 1998 compared with 25 new base product introductions in 1997. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 326 at fiscal year end 1998.

         Selling, general and administrative ("SG&A") expenses increased to $56.5 million in 1998 from $53.8 million in 1997. SG&A expenses as a percent of sales were 16.5% and 14.6% in 1998 and 1997, respectively. The increase is primarily the result of increases in personnel costs due to increased headcount.

         Operating income in 1998 was $76.2 million, down 15.2% from $89.9 million in 1997. Operating income as a percentage of net sales (operating margin) decreased to 22.2% in 1998 from 24.4% in 1997. The decrease resulted primarily from the decrease in net sales and increased spending.

         Net interest income was $5.1 and $4.7 million in 1998 and 1997, respectively. Net interest income increased primarily due to higher average cash balances in 1998. Any substantial change in the Company's cash and short-term investments and changes in interest rates will continue to affect net interest income.

         The provision for income taxes was $25.9 million in 1998 and $30.0 million in 1997. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $1.0 million in 1998 and $6.2 million in 1997. The Company's effective tax rate increased to 31.9% in 1998 from 31.7% in 1997 as a result of anticipated differences between income for financial statement purposes and taxable income for the two periods.

         A number of uncertainties exist that may influence the Company's future operating decisions and results, including general economic conditions, changes in conditions affecting original equipment manufacturers, competition, alternative technologies, the Company's success in developing new products and process technologies, accelerated declines in the average selling price of the Company's existing products, changes in customer order patterns, market acceptance of the Company's new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs, excess production capacity, manufacturing performance, subcontractor performance, availability and price fluctuations of components and other raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's order growth, net sales growth or results of operations. Also, see the Company's Year 2000 Readiness Disclosure in Part 1 of this document.

1997 Results of Operations Compared with 1996

         Net sales in 1997 were $368.2 million, up 28% compared with $288.4 million in 1996. Net sales increases resulted from higher unit sales of new and/or existing products in several product categories.

         Export sales accounted for 43% and 45% of total net sales in 1997 and 1996, respectively. Export sales to Europe and the Far East in 1997 were 20% and 23% of total sales, respectively.

         Cost of sales were $178.4 and $157.1 million in 1997 and 1996, respectively. Gross margins increased to 51.5% in 1997 from 45.5% in 1996. The increase in gross margins resulted primarily from increased efficiency in factory operations and a sales-mix shift toward higher margin products.

         R&D expenses were $46.1 million and $35.0 million or 12.5% and 12.1% of net sales in 1997 and 1996, respectively. Higher R&D expenses resulted primarily from increased salaries and benefits. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 25 new base products in 1997 compared with 21 new base product introductions in 1996. The cumulative number of base products introduced by the Company totaled 292 at fiscal year end 1997.

         SG&A expenses increased to $53.8 million in 1997 from $42.2 million in 1996. SG&A expenses as a percent of sales remained constant at 14.6%. The increase consisted primarily of increased sales commissions to support higher net sales and increased personnel costs.

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

Financial Condition

         The Company's cash and short-term investments totaled $128.0 million at January 3, 1999, compared to $114.6 million at December 28, 1997. The increase in cash and short-term investments was primarily the result of net cash provided from operations of $87.8 million, offset by investments in property, plant and equipment of $76.0 million. The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

         The current ratio at fiscal year end 1998 increased to 5.7, compared with 3.8 at fiscal year end 1997. The Company expects to fund its 1999 capital needs primarily with cash flows from operations, supplemented where appropriate with existing cash and short-term investments or external financing.

         Gross capital additions to property, plant and equipment in 1998 totaled $76.0 million, compared with $58.6 million in 1997. As of January 3, 1999, the Company owned approximately 632,000 square feet of building space and 40 acres of land in Dallas. Capital additions in 1998 included $27.2 million in capital expenditures for wafer fabrication ("fab") equipment and $20.0 million for manufacturing and test equipment.

         Capital expenditures in 1999 are anticipated to be $50 million and will be used primarily for fabrication equipment, manufacturing and test equipment, and computer hardware and software.

         In August 1994, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. In December 1998, the Board of Directors increased this number by an additional 500,000 shares. As of January 3, 1999, 232,800 shares at a cumulative average price of $17.54, totaling $4,085,000, have been purchased pursuant to this stock repurchase program and recorded using the cost method.

         Total dividends paid in 1998 were $0.16 per share or $4,482,000. On January 26, 1999 the Board of Directors increased its annual cash dividend on the Company's common stock from $0.16 to $0.20 per share. The board also declared a quarterly cash dividend of $0.05 on each outstanding share of its common stock, payable on March 1, 1999 to holders of record on February 15, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, Except Per Share Amounts)

                                                                                  Fiscal Years Ended
                                                                    -----------------------------------------------
                                                                    January 3,      December  28,      December 29,
                                                                          1999               1997              1996
                                                                    ----------      -------------      ------------

Net sales                                                           $ 342,608         $ 368,212         $ 288,354
Operating costs and expenses:
    Cost of sales                                                     162,418           178,441           157,056
    Research and development                                           47,452            46,078            34,974
    Selling, general, and administrative                               56,523            53,838            42,175
                                                                    ---------         ---------         ---------
Operating income                                                       76,215            89,855            54,149
Interest income, net                                                    5,115             4,681             2,937
                                                                    ---------         ---------         ---------
Income before income taxes                                             81,330            94,536            57,086
Provision for income taxes                                             25,920            29,981            18,723
                                                                    ---------         ---------         ---------
Net income                                                          $  55,410         $  64,555         $  38,363
                                                                    =========         =========         =========

Net income per common share, basic                                  $    1.98         $    2.37         $    1.45
Net income per common share, diluted                                $    1.85         $    2.19         $    1.37
                                                                    ---------         ---------         ---------
Shares used to calculate net income
     per share:
          Basic                                                        27,993            27,206            26,458
          Diluted                                                      29,957            29,457            27,990
                                                                    ---------         ---------         ---------

Dividends declared per share                                        $    0.16         $    0.14         $    0.12
                                                                    ---------         ---------         ---------

See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                           January 3,   December 28,
                                                                              1999          1997
                                                                           ----------    ----------

ASSETS
Current assets:
   Cash and short-term investments                                         $  127,996    $  114,608
   Accounts receivable, less allowance for doubtful accounts of
    $430 and $380 at fiscal year end 1998 and 1997, respectively               45,933        62,337
   Inventories                                                                 72,390        59,131
   Deferred tax assets, net                                                    10,691         9,689
   Other current assets                                                         7,349         4,475
                                                                           ----------    ----------
       Total current assets                                                   264,359       250,240
Property, plant and equipment, at cost:                                       396,960       330,591
    Less accumulated depreciation                                            (205,826)     (168,836)
                                                                           ----------    ----------
    Property, plant and equipment, net                                        191,134       161,755
Other assets                                                                    5,545         5,147
                                                                           ----------    ----------
                                                                           $  461,038    $  417,142
                                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           15,435        29,711
    Accrued salaries and benefits                                               9,395        19,979
    Accrued taxes other than income                                             4,030         3,678
    Other accrued liabilities                                                  12,613        10,345
    Income taxes payable                                                        4,813         2,372
                                                                           ----------    ----------
       Total current liabilities                                               46,286        66,085

Stockholders' equity:
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $0.02 par value; 40,000,000 shares authorized; issued:
       28,333,261 shares issued at January 3, 1999, and
       27,639,784 shares issued at December 28, 1997                              567           553
    Additional paid-in capital                                                119,553       106,161
    Retained earnings                                                         296,889       245,961

    Treasury stock shares at cost:
       108,425 shares at January 3, 1999 and
       91,525 at December 28, 1997                                             (2,257)       (1,618)
                                                                           ----------    ----------
       Total stockholders' equity                                             414,752       351,057
                                                                           ----------    ----------
                                                                           $  461,038    $  417,142
                                                                           ==========    ==========

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)

                                                                      Fiscal Years Ended
                                                           ---------------------------------------
                                                           January 3,  December  28,  December 29,
                                                              1999          1997          1996
                                                           ----------  -------------  ------------

Cash Flows from Operating Activities:
Net income                                                 $   55,410    $   64,555    $   38,363
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                43,736        35,789        28,379
   Deferred tax benefit                                        (1,002)       (6,232)         (683)
   Changes in operating assets and liabilities:
       Accounts receivable                                     16,404       (19,525)       (6,110)
       Inventories                                            (13,259)       (9,502)       (1,339)
       Other current assets                                    (2,874)         (684)          425
       Accounts payable                                       (14,276)        7,236         2,057
       Accrued salaries and benefits                          (10,584)       11,338            97
       Accrued taxes other than income                            352         2,847        (1,506)
       Other accrued liabilities                                4,868         4,521         2,020
       Income taxes payable                                     9,039         6,895         1,900
                                                           ----------    ----------    ----------
Net cash provided by operating activities                      87,814        97,238        63,603
                                                           ----------    ----------    ----------

Cash Flows from Investing Activities:
Additions to property, plant and equipment                    (75,965)      (58,645)      (60,451)
Proceeds from disposition of assets                               250            --            --
Increase in other assets                                         (398)         (146)         (689)
                                                           ----------    ----------    ----------
Net cash used in investing activities                         (76,113)      (58,791)      (61,140)
                                                           ----------    ----------    ----------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon exercise of
   stock options and other                                      6,808         9,702         1,820
Purchase of treasury stock                                       (639)           --          (137)
Dividends paid to shareholders                                 (4,482)       (3,815)       (3,176)
                                                           ----------    ----------    ----------
Net cash provided by (used in) financing activities             1,687         5,887        (1,493)
                                                           ----------    ----------    ----------

Net increase in cash and short-term investments                13,388        44,334           970

Cash and short-term investments at beginning of year          114,608        70,274        69,304
                                                           ----------    ----------    ----------
Cash and short-term investments at end of year             $  127,996    $  114,608    $   70,274
                                                           ==========    ==========    ==========

Cash payments for income taxes                             $   17,883    $   29,318    $   17,505
Disposition of assets                                      $       --    $    2,326    $       --

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three Years Ended January 3, 1999
                                   (Thousands)

                                      Common Stock       Additional                Treasury
                                   -------------------    Paid-in     Retained      Stock
                                   Shares      Amount     Capital     Earnings      at Cost       Total
                                   ------    ---------   ----------   ---------    ---------    ---------

Balance at December 31, 1995       26,355    $     529   $   85,900   $ 150,034    $  (1,481)   $ 234,982
Issuance of common stock              258            5        1,815          --           --        1,820
Treasury stock                         (8)          --           --          --         (137)        (137)
Tax benefit from stock option
  exercises                            --           --          886          --           --          886
Dividends declared                     --           --           --      (3,176)          --       (3,176)
Net income                             --           --           --      38,363           --       38,363
                                   ------    ---------   ----------   ---------    ---------    ---------
Balance at December 29, 1996       26,605          534       88,601     185,221       (1,618)     272,738
Issuance of common stock              943           19        9,683          --           --        9,702
Tax benefit from stock option
  exercises                            --           --        7,877          --           --        7,877
Dividends declared                     --           --           --      (3,815)          --       (3,815)
Net income                             --           --           --      64,555           --       64,555
                                   ------    ---------   ----------   ---------    ---------    ---------
Balance at December 28, 1997       27,548          553      106,161     245,961       (1,618)     351,057
Issuance of common stock              694           14        6,794          --           --        6,808
Treasury stock                        (17)          --           --          --         (639)        (639)
Tax benefit from stock option
  exercises                            --           --        6,598          --           --        6,598
Dividends declared                     --           --           --      (4,482)          --       (4,482)
Net income                             --           --           --      55,410           --       55,410
                                   ------    ---------   ----------   ---------    ---------    ---------
Balance at January 3, 1999         28,225    $     567   $  119,553   $ 296,889    $  (2,257)   $ 414,752
                                   ======    =========   ==========   =========    =========    =========

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

         Export sales, principally to customers in Europe and the Far East, represented approximately 42%, 43%, and 45% of net sales in 1998, 1997, and 1996 respectively. Sales to domestic distributors comprised approximately 35%, 34%, and 31% of net sales in 1998, 1997, and 1996 respectively. In 1998, 1997 and 1996 one distributor accounted for $43,006,000 or 13%, $41,041,000 or 11%,
30,889,000 or 11% of net sales, respectively. No other distributor or original equipment manufacturer ("OEM") customer accounted for 10% or more of net sales in the years presented.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 1998, a 53-week year, ended January 3, 1999. Fiscal years 1997 and 1996 ended December 28, 1997 and December 29, 1996, respectively.

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Cash and short-term investments. The Company classifies its cash equivalents and short-term investments as current. Cash and short-term investments consist of municipal bonds and money market funds and corporate notes. At January 3, 1999 and December 28, 1997 cash and short-term investments which had a maturity of greater than 90 days when purchased were $123,779,000 and $107,214,000, respectively. At January 3, 1999, $8,918,000 of the total short-term investments is scheduled to mature within one year. Such investments are carried at amounts which approximate their fair market value based on quoted market prices. The Company places its investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in one instrument.

         Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

         Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings, five to ten years on building improvements and two to nine years for computer hardware, software, and machinery and equipment.

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

         Income taxes. Taxes are reported under SFAS No. 109 and, accordingly, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

         Concentration of credit risk. The Company markets its products for sale to OEMs and distributors primarily in the United States, Europe, and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

         Stock Options. Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which requires pro forma disclosure of net income and net income per share as if the SFAS No. 123 fair value method had been applied. As permitted by SFAS No. 123, the Company continues to measure and recognize compensation costs under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

         Segments. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information in interim and annual financial statements and is effective for fiscal years beginning after December 15, 1997. As the Company operates predominantly in one industry segment, management believes it is in compliance with the standards established by SFAS 131.

         Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

3.       BALANCE SHEET DETAIL

         (Thousands)                                                                   Fiscal Years Ended
                                                                                  --------------------------------
                                                                                  January 3,          December 28,
                                                                                     1999                1997
                                                                                  ----------          ------------

Inventories:
   Raw materials                                                                   $   7,181           $   8,761
   Work-in-process                                                                    49,883              31,187
   Finished goods                                                                     15,326              19,183
                                                                                   ---------           ---------
                                                                                   $  72,390           $  59,131
                                                                                   =========           =========
Property, plant and equipment:
   Land and land improvements                                                      $   8,770           $   8,757
   Building and improvements                                                          74,890              52,067
   Machinery and equipment                                                           313,300             269,767
                                                                                   ---------           ---------
                                                                                   $ 396,960           $ 330,591
                                                                                   =========           =========
Accrued salaries and benefits:
   Salaries, benefits and other                                                    $   2,951           $  14,672
   Sales commissions                                                                   6,444               5,307
                                                                                   ---------           ---------
                                                                                   $   9,395           $  19,979
                                                                                   =========           =========
Accrued taxes other than income:
   Ad Valorem taxes                                                                $   3,530           $   3,212
   Other                                                                                 500                 466
                                                                                   ---------           ---------
                                                                                   $   4,030           $   3,678
                                                                                   =========           =========

4.       STOCKHOLDERS' EQUITY

         Stock options. In August 1984, the Company adopted the 1984 Stock Option Plan (the "1984 Plan") under which, as amended, an aggregate of 2,220,919 shares of common stock has been reserved for issuance. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 5,947,339 shares of common stock has been reserved for issuance. On April 23, 1996, the 1987 Plan was amended to provide for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1987 Plan provision, 266,053, 275,483 and 282,248 shares were reserved for issuance on January 1st 1996, 1997, and 1998, respectively. These shares are reflected in the option table on the next page. All options have been granted at no less than 100% of the fair market value of the stock on the date of grant. As of January 3, 1999, the 1984 Plan had options outstanding at $6.25 with an expiration date of January 21, 2001.

         In October 1998, 249,500 outstanding options from the 1987 Plan, with exercise prices in excess of $23.75, were canceled and regranted at the then market price of $23.75 per share. The new options maintain the vesting schedule of the canceled options, except that these options cannot be exercised within the following twelve months. As of January 3, 1999, the 1987 Plan had options outstanding ranging from $4.50 to $23.75 with a weighted average exercise price of $13.80 and expiration dates ranging from October 4, 1999 to December 15, 2008.

         Options generally are nontransferable and expire no later than ten years from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the 1984 Plan and the 1987 Plan vest based upon years of service, generally four years. Upon termination of a participant's employment, the Company reserves the right to repurchase the nonvested portion of the stock held by the employee, at the original option price.

         On April 26, 1994, the 1993 Officer and Director Stock Option Plan (the "1993 Plan") was approved by the stockholders under which, as amended, an aggregate of 3,895,141 shares of common stock has been reserved for issuance. The 1993 Plan provided for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year beginning on January 1st 1994. Under the 1993 Plan provision, 266,053, 275,483 and 282,248 shares were reserved for issuance on January 1st, 1996, 1997, and 1998, respectively. These shares are reflected in the outstanding options table below in the year authorized. Under the 1993 Plan, as of January 3, 1999, 3,023,450 options were outstanding ranging from $14.75 to $23.75 with a weighted average exercise price of $17.62 and expiration dates ranging from July 9, 2003 to October 5, 2008.

         Total shares reserved for future issuance upon exercise of options are 6,243,520. Additional information with respect to stock options under the 1984, 1987, and 1993 Plans is as follows.

                                                                    Outstanding Options
                                              Options           ----------------------------
                                             Available          Number of         Aggregate
                                             for Grant           Shares             Price
                                             ---------          ---------        -----------

December 31, 1995                              939,268          5,287,507        $58,598,017
   Options authorized                          795,661                 --                 --
   Options granted                            (989,400)           989,400         17,847,586
   Options exercised                                --           (257,924)        (1,821,459)
   Options canceled                             38,582            (38,582)          (625,795)
                                             ---------          ---------        -----------
December 29, 1996                              784,111          5,980,401         73,998,349
   Options authorized                          550,966                 --                 --
   Options granted                            (269,350)           269,350          9,647,819
   Options exercised                                --           (942,977)        (9,700,388)
   Options canceled                            111,408           (111,408)        (1,930,118)
                                             ---------          ---------        -----------
December 28, 1997                            1,177,135          5,195,366         72,015,662
   Options authorized                          564,496                 --                 --
   Options granted                          (1,476,050)         1,476,050         35,820,375
   Options exercised                                --           (693,477)        (6,808,432)
   Options canceled                            321,561           (321,561)       (11,469,956)
                                             ---------          ---------        -----------
January 3, 1999                                587,142          5,656,378        $89,557,649
                                             =========          =========        ===========

         Under SFAS No. 123, the Company is required to estimate the fair value of each option on the date of the grant. The Company believes that the value of unvested options is indeterminable by reason of the vagaries of the stock market and other factors and opposes any requirement to place a value on an option grant. However, to comply with the disclosure provisions of SFAS No. 123, the Company used the Black-Scholes option pricing model to estimate the fair value of each option at the date of grant. The following weighted-average assumptions were used for 1998, 1997 and 1996: dividend yields of 0.40%, risk-free interest rate of 6%, expected volatility of 40%, and expected lives of 6 years. The weighted-average fair value per stock option granted in 1998, 1997 and 1996, as defined by SFAS No. 123, was $12.01, $16.82 and $8.11, respectively. As of January 3, 1999, the weighted average remaining contractual life of the options is 5.8 years.

         The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years, since it is applicable only to options granted subsequent to December 31, 1995. If compensation cost for the Company's stock-based compensation plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown in the following table.

                                                                 Fiscal Years Ended
                                                    --------------------------------------------
                                                    January 3,    December 28,      December 29,
                                                       1999          1997               1996
                                                    ----------    ------------      ------------

      Net income          As reported                 55,410        64,555             38,363
                          Pro forma                   52,813        62,906             37,819

      Net income per share of common stock:
      Basic               As reported                   1.98          2.37               1.45
                          Pro forma                     1.89          2.31               1.43

      Diluted             As reported                   1.85          2.19               1.37
                          Pro forma                     1.77          2.15               1.36


         In August 1994, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 500,000 shares of its common stock. In December 1998, the Board of Directors increased this number by an additional 500,000 shares. As of January 3, 1999, 232,800 shares at a cumulative average price of $17.54, totaling $4,084,682 have been purchased pursuant to this stock repurchase program and recorded using the cost method.


5.       INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands).

                                                                              Fiscal Years Ended
                                                             --------------------------------------------------------
                                                             January 3,            December  28,         December 29,
                                                                1999                   1997                  1996
                                                             ----------            -------------         ------------

Provision at statutory rate                                    $28,466                $33,088              $19,980
State taxes, net of federal benefit                              1,249                  1,335                1,015
Tax exempt foreign sales corporation income                     (1,290)                (1,998)              (1,442)
Research and Development tax credit                             (1,475)                (1,344)                (668)
Tax exempt income                                               (1,351)                (1,031)                (535)
Other                                                              321                    (69)                 373
                                                               -------                -------              -------
Provision for income taxes                                     $25,920                $29,981              $18,723
                                                               =======                =======              =======

         The components of the provision for income taxes are as follows (in thousands).

                                                                             Fiscal Years Ended
                                                             --------------------------------------------------------
                                                             January 3,            December  28,         December 29,
                                                                1999                   1997                  1996
                                                             ----------            -------------         ------------

Current provision                                              $26,922                $36,213              $19,406
Deferred benefit                                                (1,002)                (6,232)                (683)
                                                               -------                -------              -------
Provision for income taxes                                     $25,920                $29,981              $18,723
                                                               =======                =======              =======

         Current state amounts included in the provision for income taxes include $2,050,000, $2,590,000, and $1,700,000 for the years ended 1998, 1997, and 1996, respectively.

         The components of the net deferred tax assets are as follows (in thousands).

                                                            Fiscal Years Ended
                                                      -------------------------------
                                                      January 3,         December 28,
                                                         1999                1997
                                                      ----------         ------------

Sales and inventory reserves                          $ 12,852             $ 11,022
Accrued expenses and other                               8,011                8,547
Valuation allowance                                     (3,973)              (3,973)
                                                      --------             --------
Deferred tax assets                                     16,890               15,596
Deferred tax liability                                  (6,199)              (5,907)
                                                      --------             --------
Net deferred tax asset                                $ 10,691              $ 9,689
                                                      ========             ========


6.       NET INCOME PER SHARE

         For fiscal years ended December 29, 1996, December 28, 1997 and January 3, 1999, "Net income per share, basic" and "Net income per share, diluted" are calculated as follows (in thousands).

                                                                                                   Per Share
                                                      Net Income              Shares                Amounts
                                                      ----------              ------               ---------

As of December 29, 1996:

Net income per share, basic                            $ 38,363                26,458                 $ 1.45
                                                                                                      ======
Dilutive effect of stock options                             --                 1,532
                                                       --------                ------
Net income per share, diluted                          $ 38,363                27,990                 $ 1.37
                                                       ========                ======                 ======

As of December 28, 1997:

Net income per share, basic                            $ 64,555                27,206                 $ 2.37
                                                                                                      ======
Dilutive effect of stock options                             --                 2,251
                                                       --------                ------
Net income per share, diluted                          $ 64,555                29,457                 $ 2.19
                                                       ========                ======                 ======

As of January 3, 1999:

Net income per share, basic                            $ 55,410                27,993                 $ 1.98
                                                                                                      ======
Dilutive effect of stock options                             --                 1,964
                                                       --------                ------
Net income per share, diluted                          $ 55,410                29,957                 $ 1.85
                                                       ========                ======                 ======

================================================================================
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders:

         We have audited the accompanying consolidated balance sheets of Dallas Semiconductor Corporation and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation and subsidiaries as of January 3, 1999 and December 28, 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Dallas, Texas
January 13, 1999

                          SUPPLEMENTARY FINANCIAL DATA
                (Unaudited) (Thousands, Except per Share Amounts)


                                                                 Fiscal Years
                                                      1997 and 1998 by Fiscal Quarter
                             --------------------------------------------------------------------------------------
                                               1997                                        1998
                             -----------------------------------------    -----------------------------------------
                              1st        2nd        3rd         4th        1st        2nd        3rd         4th
                             -------    -------    -------     -------    -------    -------    -------     -------

Operating Summary:
Net sales                    $88,704    $91,040    $93,069     $95,399    $87,448    $87,029    $83,099     $85,032
Cost of sales                 44,767     44,627     44,710      44,337     41,498     41,338     39,433      40,149
Operating income              20,302     21,491     23,311      24,751     18,734     19,314     18,553      19,614
Income before
   income taxes               21,216     22,616     24,598      26,106     19,871     20,611     19,682      21,166
Net income                    14,374     15,322     16,911      17,948     13,512     14,015     13,384      14,499

Net income per share,
   basic                     $  0.54    $  0.56    $  0.62     $  0.65    $  0.49    $  0.50    $  0.48     $  0.51

Net income per share,
   diluted                   $  0.50    $  0.52    $  0.57     $  0.60    $  0.45    $  0.47    $  0.45     $  0.48


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 20, 1999, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference. Additional information with respect to executive officers of the Company is found in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

         The sections entitled "Director Compensation" and "Executive Compensation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 20, 1999, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, (other than the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among the Company, S&P 500 Index and S&P Semiconductor Index"), are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Certain Beneficial Owners" and "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 20, 1999, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The subsection entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held May 20, 1999, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Financial Statement Schedule

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

The following consolidated financial statements of Dallas Semiconductor                                         Pages in this Annual
Corporation are included in Item 8 of this Annual Report on Form 10-K.                                           Report on Form 10-K
                                                                                                                --------------------

Consolidated Statements of Income
  for each of the three fiscal years in the period ended January 3, 1999.......................................           15

Consolidated Balance Sheets at January 3, 1999 and December 28, 1997...........................................           16

Consolidated Statements of Cash Flows
  for each of the three fiscal years in the period ended January 3, 1999.......................................           17

Consolidated Statements of Stockholders' Equity
  for each of the three fiscal years in the period ended January 3, 1999.......................................           18

Notes to Consolidated Financial Statements.....................................................................      18 - 23

Report of Ernst & Young LLP, Independent Auditors..............................................................           24

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

                                                                                                  Page in this Annual
                                                                                                  Report on Form 10-K
                                                                                                  -------------------

Schedule II.  Valuation Qualifying Accounts .................................................             S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                     Previously Filed*
             --------------------------------
Exhibit      With File Number      As Exhibit     Description
-------      ----------------      ----------     -----------

3(a)-1       33-16924                3(a)-3       Restated Certificate of Incorporation of the Registrant

3(a)-2       Amdt. No. 2 to Form 10  3(a)-4       Amendment to Restated Certificate of Incorporation of the Registrant
             0-16170

3(b)         Amdt. No. 2 to Form 10  3(b)-1       Bylaws of the Registrant, as amended
             0-16170

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

                      Previously Filed*
             ----------------------------------
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

**10(g)      1993 10-K 1-10464       10(g)        Executive Bonus Plan

10(h)        33-16924                10(h)        Form of Indemnification Agreement between the Registrant and its officers and directors

10(i)        1992 10-K 1-10464       10(i)        Lease Agreement by and between O.B. English, as Landlord, and the Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood Parkway)

+ **10(j)                                         Executive Deferred Compensation Plan

+ **10(k)                                         Executive Deferred Compensation Plan Trust

21           1990 10-K 1-10464       22           Subsidiaries of the Registrant

+23                                               Consent of Independent Auditors

+27                                               Financial Data Schedule

     --------------

         *Incorporated herein by reference. Abbreviations used are as follows:
     Admit. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464, 1997 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 1-10464

         +Filed herewith.

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

         Dated:  March 1, 1999

                                       DALLAS SEMICONDUCTOR CORPORATION

                                       By: /s/ C.V. Prothro
                                           ------------------------------------------------------
                                           C.V. Prothro, Chairman of the Board of Directors,
                                           President and Chief Executive Officer

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


               Signature                                        Title                               Date
               ---------                                        -----                               ----

/s/ C.V. Prothro                               Chairman of the Board of Directors,             March 1, 1999
------------------------------------------     President and Chief Executive Officer
C.V. Prothro

/s/ Alan P. Hale                               Vice President - Finance                        March 1, 1999
------------------------------------------
Alan P. Hale

/s/ Chao C. Mai                                Senior Vice President and Director              March 1, 1999
------------------------------------------
Chao C. Mai

/s/ Michael L. Bolan                           Vice President - Marketing and Product          March 1, 1999
------------------------------------------     Development and Director
Michael L. Bolan

/s/ Richard L. King                            Director                                        March 1, 1999
------------------------------------------
Richard L. King

/s/ M.D. Sampels                               Director                                        March 1, 1999
------------------------------------------
M.D. Sampels

/s/ Carmelo J. Santoro                         Director                                        March 1, 1999
------------------------------------------
Carmelo J. Santoro

/s/ Elmo R. Zumwalt, Jr.                       Director                                        March 1, 1999
------------------------------------------
Elmo R. Zumwalt, Jr.

                                                                     SCHEDULE II

                        DALLAS SEMICONDUCTOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                               Fiscal Years Ended
            December 29, 1996, December 28, 1997 and January 3, 1999

                                                                      Additions
                                                  Balance at          Charged to                          Balance
                                                  Beginning           Costs and                           at End
Classification                                    of Period            Expenses         Deductions       of Period
--------------                                    ---------            --------         ----------       ---------

Allowance for doubtful accounts:

         1996                                    $   375,000        $    19,000        $    21,000      $   373,000

         1997                                    $   373,000        $     8,600        $     1,600      $   380,000

         1998                                    $   380,000        $ 1,805,000        $ 1,755,000      $   430,000

Distributor returns and allowances:

         1996                                    $ 9,983,000        $50,171,000        $44,261,000      $15,893,000

         1997                                    $15,893,000        $59,420,000        $58,230,000      $17,083,000

         1998                                    $17,083,000        $61,417,000        $63,262,000      $15,248,000

Inventory Reserves:

         1996                                    $ 8,098,000        $ 3,480,000        $    50,000      $11,528,000

         1997                                    $11,528,000        $ 6,788,000        $   130,000      $18,186,000

         1998                                    $18,186,000        $11,235,000        $   857,000      $28,564,000





                                      -S1-

                               INDEX TO EXHIBITS

                     Previously Filed*
             --------------------------------
Exhibit      With File Number      As Exhibit     Description
-------      ----------------      ----------     -----------

3(a)-1       33-16924                3(a)-3       Restated Certificate of Incorporation of the Registrant

3(a)-2       Amdt. No. 2 to Form 10  3(a)-4       Amendment to Restated Certificate of Incorporation of the Registrant
             0-16170

3(b)         Amdt. No. 2 to Form 10  3(b)-1       Bylaws of the Registrant, as amended
             0-16170

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

**10(g)      1993 10-K 1-10464       10(g)        Executive Bonus Plan

10(h)        33-16924                10(h)        Form of Indemnification Agreement between the Registrant and its officers and directors

10(i)        1992 10-K 1-10464       10(i)        Lease Agreement by and between O.B. English, as Landlord, and the Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood Parkway)

+ **10(j)                                         Executive Deferred Compensation Plan

+ **10(k)                                         Executive Deferred Compensation Plan Trust

21           1990 10-K 1-10464       22           Subsidiaries of the Registrant

+23                                               Consent of Independent Auditors

+27                                               Financial Data Schedule

     --------------

         *Incorporated herein by reference. Abbreviations used are as follows:
     Admit. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464, 1997 10-K is the Registrant's annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 1-10464

         +Filed herewith.

         **Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).