Form 10-Q
period 1999-04-04
DALLAS SEMICONDUCTOR CORP
filed 1999-05-18
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 4, 1999
                                       ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to
                                       --------   --------
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

                                                               Yes [X]    No [ ]

Number of shares outstanding of the registrant's Common Stock as of May 7, 1999: 28,779,776.
             -----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.         FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS                                  PAGE NO.
                                                                      --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months ended April 4, 1999 and March 29, 1998 .................  3

Condensed Consolidated Balance Sheets
  April 4, 1999 (Unaudited) and January 3, 1999 .......................  4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three months ended April 4, 1999 and March 29, 1998 .................  5

Notes to Condensed Consolidated Financial Statements ..................  6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.................... 7 - 9


PART II.        OTHER INFORMATION


ITEMS 1. THROUGH 4. ..................................................  10

ITEM 5. OTHER INFORMATION .......................................  10 - 12

ITEM 6. ..............................................................  12

SIGNATURE ............................................................  13

EXHIBIT 27. ART. 5 FDS 1ST QUARTER 10-Q ............................... 14

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                            Three months
                                                ended
                                         --------------------
(In thousands, except                    Apr. 4,     Mar. 29,
  per share amounts)                      1999         1998
---------------------                    -------     --------
Net sales                                $88,560     $87,448

Operating costs and expenses:
 Cost of sales                            42,401      41,498
 Research and development                 11,653      12,567
 Selling, general and administrative      14,092      14,649
                                         -------     -------

 Total costs and expenses                 68,146      68,714
                                         -------     -------

Operating income                          20,414      18,734
Interest income, net                       1,650       1,137
                                         -------     -------

Income before income taxes                22,064      19,871
Provision for income taxes                 6,884       6,359
                                         -------     -------

Net income                               $15,180     $13,512
                                         =======     =======


Net income per share, basic              $  0.53     $  0.49
Net income per share, diluted            $  0.50     $  0.45
                                         -------     -------

Shares used to calculate
 net income per share:
   Basic                                  28,385      27,825
   Diluted                                30,381      30,010
                                         -------     -------

Dividends declared per share             $  0.05     $  0.04
                                         -------     -------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     Apr. 4,        Jan. 3,
(Dollars in thousands, except per share amounts)      1999           1999
------------------------------------------------    ---------      ---------
                                                   (Unaudited)
Assets

Current assets:
 Cash and short-term investments                    $ 136,398      $ 127,996
 Accounts receivable, net                              53,892         45,933
 Inventories                                           73,703         72,390
 Deferred tax assets                                   11,536         10,691
 Other current assets                                   7,417          7,349
                                                    ---------      ---------

Total current assets                                  282,946        264,359

Property, plant and equipment, at cost:
 Land                                                   8,770          8,770
 Building and improvements                             74,583         74,890
 Machinery and equipment                              326,997        313,300
                                                    ---------      ---------
                                                      410,350        396,960
Less accumulated depreciation                        (217,864)      (205,826)
                                                    ---------      ---------
   Property, plant and equipment, net                 192,486        191,134

Other assets                                            7,003          5,545
                                                    ---------      ---------
                                                    $ 482,435      $ 461,038
                                                    =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                   $  20,425      $  15,435
 Accrued salaries and benefits                         10,415          9,395
 Accrued taxes other than income                        2,281          4,030
 Other accrued liabilities                             11,994         12,613
 Income taxes payable                                   7,785          4,813
                                                    ---------      ---------

 Total current liabilities                             52,900         46,286

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                                  --             --
 Common stock, $0.02 par value; 40,000,000
   shares authorized; issued:
   28,619,889 shares at April 4, 1999, and
   28,333,261 shares at January 3, 1999                   572            567
 Additional paid-in capital                           123,691        119,553
 Retained earnings                                    310,646        296,889
 Treasury stock, shares at cost:
   195,425 shares at April 4, 1999
   and 108,425 at January 3, 1999                      (5,374)        (2,257)
                                                    ---------      ---------

 Total stockholders' equity                           429,535        414,752
                                                    ---------      ---------
                                                    $ 482,435      $ 461,038
                                                    =========      =========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Three Months Ended
                                                             ------------------------
                                                              Apr. 4,        Mar. 29,
(Thousands)                                                    1999            1998
-----------                                                  ---------      ---------
Cash flows from operating activities:
Net income                                                   $  15,180      $  13,512
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                                    12,038         10,296
Net change in working capital accounts                          (1,299)        (2,242)
                                                             ---------      ---------

Net cash provided by operating activities                       25,919         21,566
                                                             ---------      ---------

Cash flows from investing activities:
Additions to property, plant and equipment                     (13,390)       (30,422)
Increase in other assets                                        (1,458)          (507)
                                                             ---------      ---------

Net cash used in investing activities                          (14,848)       (30,929)
                                                             ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise of stock options                                  1,871          4,493
Purchase of treasury stock                                      (3,117)            --
Dividends paid to shareholders                                  (1,423)        (1,114)
                                                             ---------      ---------

Net cash (used in) provided by financing activities             (2,669)         3,379
                                                             ---------      ---------

Net change in cash and short-term investments                    8,402         (5,984)

Cash and short-term investments at
  beginning of period                                          127,996        114,608
                                                             ---------      ---------

Cash and short-term investments at end of period             $ 136,398      $ 108,624
                                                             =========      =========


Cash payments for income taxes                               $   2,485      $     782


Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                          $   2,272      $   4,380

Disposition of assets                                        $      --      $      85



See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 3, 1999. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at April 4, 1999 and January 3, 1999, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Results of operations for the three month period ended April 4, 1999 are not necessarily indicative of results to be expected for the full year.

2.  INVENTORIES (In thousands)

                    Apr. 4,     Jan. 3,
                     1999         1999
                    -------     -------
Raw materials       $ 7,119     $ 7,181
Work-in-process      51,243      49,883
Finished goods       15,341      15,326
                    -------     -------
                    $73,703     $72,390
                    =======     =======

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.  INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit of $845,000 for the first quarter of 1999 and a deferred tax expense of $258,000 for the first quarter of 1998. The Company's effective tax rate decreased to 31.2% in the first quarter of 1999 from 32.0% in the first quarter of 1998. This decrease was due to changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 1999 were $88,560,000, an increase of 1% over the first quarter of 1998. The Company's revenue by product category is shown in the table below.

NET SALES
(In millions)

-------------------------------------------------------------------------------------------
                                                                                    Change
Product Categories          Q198       Q298       Q398       Q498       Q199      Q199-Q198
-------------------------------------------------------------------------------------------
Communications             $20.5      $21.1      $23.1      $22.6      $23.6         15%
Timekeeping                 16.9       13.2       13.2       15.2       15.2        (10)%
System Extension            13.2       14.8       12.7       11.6       14.7         11%
Automatic Information       12.4       12.0       11.7       12.6       12.0         (4)%
Others                       8.0        7.1        7.4        8.6        8.7         11%
Microcontrollers             6.8        7.3        6.4        5.9        7.7         13%
Nonvolatile RAM              9.6       11.5        8.6        8.5        6.7        (30)%
-------------------------------------------------------------------------------------------
Company Total              $87.4      $87.0      $83.1      $85.0      $88.6          1%
-------------------------------------------------------------------------------------------

Gross margins decreased for the first three months of 1999 to 52.1% from 52.5% during the same period in 1998. The gross margin decrease was due to lower production volumes resulting in higher wafer costs, offset by increased efficiencies in factory operations.

Research and development ("R&D") expenses for the first quarter of 1999 decreased 7% from the first quarter of 1998. The decrease resulted primarily from a decrease in headcount and the associated costs. R&D expenses as a percent of sales decreased to 13.2% in the first quarter of 1999 from 14.4% for the same period in 1998 primarily due to lower R&D expenditures.

Selling, general, and administrative ("SG&A") expenses for the first quarter of 1999 decreased 4% compared with the first quarter of 1998. The decrease was due primarily to a reduction in outside services offset by higher personnel costs. SG&A expenses as a percent of net sales decreased to 15.9% for the first quarter of 1999 from 16.8% for the first quarter of 1998 primarily due to reduced expenses.

                        DALLAS SEMICONDUCTOR CORPORATION

Operating income increased 9% for the first quarter of 1999 compared to the first quarter of 1998. Relatively stable sales and gross profit, combined with lower operating expenses, produced higher operating income. Operating income as a percent of sales increased to 23.1% for the first quarter of 1999 from 21.4% for the first quarter of 1998.

Net interest income for the first quarter of 1999 increased by $513,000 or 45% over the first quarter of 1998. The increase in net interest income is due primarily to gains on the sales of investments and higher average cash balances. Changes in interest rates will continue to effect net interest income as well as any substantial change in the Company's cash and short term investments.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit of $845,000 for the first quarter of 1999 and a deferred tax expense of $258,000 for the first quarter of 1998. The Company's effective tax rate decreased to 31.2% in the first quarter of 1999 from 32.0% in the first quarter of 1998. This decrease was due to changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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


FINANCIAL CONDITION

Cash and short-term investments were $136.4 million at the end of the first quarter of 1999, compared with $128.0 million at the end of fiscal year 1998. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first three months of 1999 of $25.9 million offset by investments in property, plant and equipment of $13.4 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

                        DALLAS SEMICONDUCTOR CORPORATION

Capital additions were $13.4 million in the first quarter of 1999, compared to $30.4 million for the same period of 1998. Capital expenditures for the first quarter of 1999 related primarily to wafer fabrication and test equipment. Total capital expenditures for 1999 are estimated to be approximately $55 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software. Included in estimated capital expenditures for fiscal 1999 is approximately $2 million relating to equipment and facilities for Dallas Semiconductor Philippines, Inc. (DSPI), a wholly owned subsidiary formed in March 1999. Primarily, DSPI will provide technical support to, and coordinate Philippine based subcontractors for, integrated circuit assembly, testing and module assembly for certain products.

As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 1,000,000 shares of the Company's common stock. As of April 4, 1999, a total of 319,800 shares, totaling $7,202,000 have been purchased under this stock repurchase program.

On March 1, 1999, a $0.05 dividend was paid on each outstanding share of common stock, to shareholders of record on February 15, 1999. On April 20, 1999, a $0.05 dividend was declared on each outstanding share of common stock, payable on June 1, 1999, to shareholders of record on May 14, 1999.

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

     The Company has undertaken an assessment of all mission critical systems, including information systems as well as production and manufacturing systems, which could be significantly affected by Year 2000 issues. The Company has initiated various Year 2000 remediation projects, some of which include the use of software purchased from third parties. Some of this third party provided software was modified by the Company to be compatible with its internal systems. The Company has already begun testing and implementing these remediation projects and is substantially complete as of April 4, 1999. Similarly, certain hardware, primarily used in production and manufacturing systems, is being replaced in a systematic manner. Replacement of this hardware was originally scheduled due to anticipated obsolescence and is expected to be substantially complete by June 30, 1999. As of April 4, 1999, the Company has incurred approximately $150,000 in Year 2000 remediation costs and expects to incur approximately $50,000 in remaining costs to ensure functionality for Year 2000 issues. The Company has not specifically set aside funds to cover the remaining Year 2000 costs, but has adequate resources to cover these needs as they arise.

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

                        DALLAS SEMICONDUCTOR CORPORATION

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

                        DALLAS SEMICONDUCTOR CORPORATION

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------
          Alan P. Hale
          Vice President, Finance

Date:     May 18, 1999
          ----------------

                               INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1 - Financial Data Schedule