Form 10-Q
period 1999-07-04
DALLAS SEMICONDUCTOR CORP
filed 1999-08-17
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1999


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

                                               Yes    X       No
                                                   -------       --------

Number of shares outstanding of the registrant's Common Stock as of August 6,
  1999:  28,878,869.
         ----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                     PAGE NO.
                                                                  --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months and six months ended July 4, 1999
  and June 28, 1998 ...................................................  3

Condensed Consolidated Balance Sheets
  July 4, 1999 (Unaudited) and January 3, 1998 ........................  4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six months ended July 4, 1999 and June 28, 1998 .....................  5

Notes to Condensed Consolidated Financial Statements ..................  6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ...............  7 - 9


PART II.        OTHER INFORMATION

ITEMS 1. THROUGH 3. ..................................................  10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  10

ITEM 5.  OTHER INFORMATION ......................................  10 - 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................  13

SIGNATURE ............................................................  14

EXHIBIT 27.1 .........................................................  15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                        Three months               Six months
                                                           Ended                     ended
                                                   ---------------------     ---------------------
(In thousands, except                               July 4,     June 28,      July 4,     June 28,
  per share amounts)                                 1999         1998         1999         1998
----------------------------------------------     --------     --------     --------     --------
Net sales                                          $ 94,015     $ 87,029     $182,575     $174,477

Operating costs and expenses:
 Cost of sales                                       45,221       41,338       87,622       82,836
 Research and development                            12,381       11,791       24,034       24,358
 Selling, general and administrative
                                                     14,769       14,586       28,861       29,235
                                                   --------     --------     --------     --------

 Total costs and expenses                            72,371       67,715      140,517      136,429
                                                   --------     --------     --------     --------

Operating income                                     21,644       19,314       42,058       38,048
Interest income, net                                  1,637        1,297        3,287        2,434
                                                   --------     --------     --------     --------

Income before income taxes                           23,281       20,611       45,345       40,482
Provision for income taxes                            7,264        6,596       14,148       12,955
                                                   --------     --------     --------     --------

Net income                                         $ 16,017     $ 14,015     $ 31,197     $ 27,527
                                                   ========     ========     ========     ========


Net income per share, basic                        $   0.56     $   0.50     $   1.09     $   0.99
Net income per share, diluted                      $   0.52     $   0.47     $   1.02     $   0.92
                                                   --------     --------     --------     --------

Shares used to calculate net income per share:
   Basic                                             28,722       27,967       28,553       27,896
   Diluted                                           30,777       29,839       30,579       29,924
                                                   --------     --------     --------     --------

Dividends declared per share                       $   0.05     $   0.04     $   0.10     $   0.08
                                                   --------     --------     --------     --------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands, except share                     July 4,        Jan. 3,
and per share amounts)                           1999           1999
----------------------------------------      -----------     ---------
                                              (Unaudited)
Assets

Current assets:
 Cash and short-term investments               $ 154,739      $ 127,996
 Accounts receivable, net                         51,223         45,933
 Inventories                                      78,447         72,390
 Deferred tax assets                              12,065         10,691
 Other current assets                              7,149          7,349
                                               ---------      ---------

Total current assets                             303,623        264,359

Property, plant and equipment, at cost:
 Land                                              8,775          8,770
 Building and improvements                        76,315         74,890
 Machinery and equipment                         336,621        313,300
                                               ---------      ---------
                                                 421,711        396,960
Less accumulated depreciation                   (230,172)      (205,826)
                                               ---------      ---------
   Property, plant and equipment, net            191,539        191,134

Other assets                                       6,888          5,545
                                               ---------      ---------
                                               $ 502,050      $ 461,038
                                               =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                              $  25,645      $  15,435
 Accrued salaries and benefits                    11,052          9,395
 Accrued taxes other than income                   2,985          4,030
 Other accrued liabilities                        11,107         12,613
 Income taxes payable                              1,891          4,813
                                               ---------      ---------

 Total current liabilities                        52,680         46,286

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                             --             --
 Common stock, $0.02 par value; 40,000,000
   shares authorized; issued:
   29,062,651 shares at July 4, 1999, and
   28,333,261 shares at January 3, 1999              581            567
 Additional paid-in capital                      133,411        119,553
 Retained earnings                               325,223        296,889
 Treasury stock, shares at cost:
   296,325 shares at July 4, 1999, and
   108,425 shares at January 3, 1999              (9,845)        (2,257)
                                               ---------      ---------

 Total stockholders' equity                      449,370        414,752
                                               ---------      ---------
                                               $ 502,050      $ 461,038
                                               =========      =========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 Six Months Ended
                                                             ------------------------
                                                              July 4,        June 28,
(In thousands)                                                 1999            1998
--------------------------------------------------------     ---------      ---------
Cash flows from operating activities:
Net income                                                   $  31,197      $  27,527
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                                    24,346         21,176
Net change in working capital accounts                           1,634         (9,870)
                                                             ---------      ---------

Net cash provided by operating activities                       57,177         38,833
                                                             ---------      ---------

Cash flows from investing activities:
Additions to property, plant and equipment                     (24,751)       (44,524)
Increase in other assets                                        (1,343)          (427)
                                                             ---------      ---------

Net cash used in investing activities                          (26,094)       (44,951)
                                                             ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise of stock options                                  6,111          4,750
Purchase of treasury stock                                      (7,588)            --
Dividends paid to shareholders                                  (2,863)        (2,233)
                                                             ---------      ---------

Net cash provided by (used in) financing activities             (4,340)         2,517
                                                             ---------      ---------

Net change in cash and short-term investments                   26,743         (3,601)

Cash and short-term investments at
  beginning of period                                          127,996        114,608
                                                             ---------      ---------

Cash and short-term investments at end of period             $ 154,739      $ 111,007
                                                             =========      =========



Cash payments for income taxes                               $  10,683      $   4,355


Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                          $   7,761      $   4,562

Disposition of assets                                        $      --      $      85



See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 3, 1999. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at July 4, 1999 and January 3, 1999, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Results of operations for the three and six month periods ended July 4, 1999 are not necessarily indicative of results to be expected for the full year.

2. INVENTORIES (In thousands)


                                           July 4,             Jan. 3,
                                             1999                1999
                                          ---------            --------
Raw materials                              $ 10,371            $  7,181
Work-in-process                              52,361              49,883
Finished goods                               15,715              15,326
                                           --------            --------
                                           $ 78,447            $ 72,390
                                           ========            ========

     Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3. INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and six month periods ended July 4, 1999 of $529,000 and $1,374,000, respectively. The Company's effective tax rate was 31.2% in the second quarter and first six months of 1999 as compared to 32.0% for the same periods in 1998. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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


RESULTS OF OPERATIONS
Net sales for the second quarter of 1999 were $94,015,000, an increase of 8% over the second quarter of 1998. The Company's revenue by product category is shown in the table below.


NET SALES
(In millions)
------------------------------------------------------------------------------------------------------------------
                                                                                                        Change
Product Categories                           Q298         Q398        Q498        Q199        Q299      Q299-Q298
-----------------------                -------------  ----------  ----------  ----------  ----------  ------------
Communications                              $21.1        $23.1       $22.6       $23.6       $24.7         17%
Timekeeping                                  13.2         13.2        15.2        15.2        17.2         30%
System Extension                             14.8         12.7        11.6        14.7        14.9          1%
Automatic Information                        12.0         11.7        12.6        12.0        14.0         17%
Others                                        7.1          7.4         8.6         8.7         8.8         24%
Nonvolatile RAM                              11.5          8.6         8.5         6.7         7.2        -37%
Microcontrollers                              7.3          6.4         5.9         7.7         7.2         -1%
-----------------------                -------------  ----------  ----------  ----------  ----------  ------------
Company Total                               $87.0        $83.1       $85.0       $88.6       $94.0          8%
-----------------------                -------------  ----------  ----------  ----------  ----------  ------------

Gross margins decreased for the first six months of 1999 to 52% from 52.5% during the same period in 1998. Gross margins decreased in the second quarter of 1999 to 51.9% from 52.5% in the second quarter of 1998. The decrease in gross margins for both periods was caused primarily by lower yields on a relatively high number of new products and costs associated with making a logistics center operational in the Philippines.

Research and development ("R&D") expenses for the second quarter of 1999 increased 5% from the second quarter of 1998 primarily due to higher personnel costs. R&D expenses for the first six months of 1999 were basically unchanged, decreasing 1%, as compared to the same period in 1998. R&D expenses as a percent of sales decreased to 13.2% from 13.5% for the second quarter of 1999 and 1998, respectively. R&D expenses as a percent of net sales decreased to 13.2% for the first six months of 1999 from 14.0% during the same period in 1998. This was primarily due to higher sales volume.

Selling, general, and administrative ("SG&A") expenses increased 1.0% for the second quarter of 1999 and decreased 1.3% for the first six months of 1999 as compared to the same periods in 1998. SG&A expenses as a percent of net sales was 15.7% and 15.8% respectively, for the three and six month periods ended July 4, 1999 as compared to 16.7% and 16.8% respectively, for the same periods ended June 28, 1998.

                        DALLAS SEMICONDUCTOR CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Operating income increased 12% and 11% respectively, for the second quarter of 1999 and the first six months of 1999 over the same periods in 1998, respectively. Increased sales and relatively stable gross margins and operating expenses, produced higher operating income in both periods. Operating income as a percent of sales increased to 23% from 22% for the first six months of 1999 and 1998, respectively.

Net interest income for the second quarter of 1999 increased by $340,000 or 26% over the second quarter of 1998. Net interest income increased by $853,000 or 35% for the first six months of 1999 over the same period in 1998. The increase in net interest income is due primarily to gains on the sales of investments and higher average cash balances. Changes in interest rates will continue to affect net interest income as well as any substantial change in the Company's cash and short term investments.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and six month periods ended July 4, 1999 of $529,000 and $1,374,000, respectively. The Company's effective tax rate was 31.2% in the second quarter and first six months of 1999 as compared to 32.0% for the same periods in 1998. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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

                        DALLAS SEMICONDUCTOR CORPORATION


FINANCIAL CONDITION

Cash and short-term investments were $154.7 million at the end of the second quarter of 1999, compared with $128.0 million at the end of fiscal year 1998. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first six months of 1999 of $57.2 million being offset by investments in property, plant and equipment of $24.8 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $11.4 million in the second quarter of 1999, compared to $14.1 million for the same period of 1998. Capital expenditures for the second quarter of 1999 related primarily to wafer fabrication and test equipment. Total capital expenditures for 1999 are estimated to be approximately $65 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software. Included in estimated capital expenditures for fiscal 1999 is approximately $3 million relating to equipment and facilities for Dallas Semiconductor Philippines, Inc. (DSPI), a wholly owned subsidiary formed in March 1999. Primarily, DSPI will provide technical support to, and coordinate Philippine based subcontractors for, integrated circuit assembly, testing and module assembly for certain products.

As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 1,000,000 shares of the Company's common stock. As of July 4, 1999, a total of 420,700 shares, totaling $11,673,000 have been purchased under this stock repurchase program.

On June 1, 1999, a $0.05 dividend was paid on each outstanding share of common stock, to shareholders of record on May 14, 1999. On July 22, 1999, a $0.05 dividend was declared on each outstanding share of common stock, payable on September 1, 1999, to shareholders of record on August 13, 1999.

                        DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION

ITEMS 1.- 3.

  Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on May 20, 1999.

(b) (c) (d)   The following items were presented to the stockholders with the following results.


         Election of Directors:                                    Votes
                                              Votes For          Withheld
                                              ----------         --------
         C.V. Prothro                         25,757,572           65,178
         Chao C. Mai                          25,761,767           60,983
         Michael L. Bolan                     25,750,672           72,078
         Richard L. King                      25,758,392           64,358
         M.D. Sampels                         25,745,787           76,963
         Carmelo J. Santoro                   25,754,049           68,701
         E.R. Zumwalt, Jr.                    25,734,559           88,191


                                              Votes                    Broker
                                Votes For    Against   Abstentions   Non-Votes
                                ----------  ---------  -----------   ---------
Reapproval of the
Executive Bonus Plan,
as amended                      21,370,262   574,5815    510,628     3,367,345


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

    The Company has undertaken an assessment of all mission critical systems, including information systems as well as production and manufacturing systems, which could be significantly affected by Year 2000 issues. The Company has initiated various Year 2000 remediation projects, some of which include the use of software purchased from third parties. Some of this third party provided software was modified by the Company to be compatible with its internal systems. The Company has already begun testing and implementing these remediation projects and is substantially complete as of July 4, 1999. Similarly, certain hardware, primarily used in production and manufacturing systems, is being replaced in a systematic manner. Replacement of this hardware was originally scheduled due to anticipated obsolescence and is substantially complete as of July 4, 1999. Also, as of this date, the Company has incurred approximately $200,000 in Year 2000 remediation costs and expects to incur approximately $50,000 in remaining costs to ensure functionality for Year 2000 issues. The Company has not

                        DALLAS SEMICONDUCTOR CORPORATION

    specifically set aside funds to cover the remaining Year 2000 costs, but has adequate resources to cover these needs as they arise.

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

                        DALLAS SEMICONDUCTOR CORPORATION

       DS87C530 and DS5240 High Speed Microcontrollers with Real Time Clock. The Clock in these microcontrollers consists of a 16 bit day counter, rather than a traditional day/month/year calendar, for maximum flexibility. As a result, the device can be totally Year 2000 compatible via application software.

    The following are other Dallas Semiconductor products that are date sensitive:

       The DS2404, DS1994, DS1427, DS1921 and DS2417, members of the Company's Automatic Identification product category, contain simple binary counters and require software intervention to interpret this raw data to be Year 2000 compliant.

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

                        DALLAS SEMICONDUCTOR CORPORATION



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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------
          Alan P. Hale
          Vice President, Finance

Date:     August 17, 1999
          -----------------

                               INDEX TO EXHIBITS

EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27.1             Financial Data Schedule
