Form 10-Q
period 1999-10-03
DALLAS SEMICONDUCTOR CORP
filed 1999-11-16
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended October 3, 1999
                                       ---------------

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

Number of shares outstanding of the registrant's Common Stock as of November 7, 1999: 29,380,823.
                   -----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.         FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS                                  PAGE NO.
                                                                      --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months and nine months ended October 3, 1999
  and September 27, 1998 ............................................... 3

Condensed Consolidated Balance Sheets
  October 3, 1999 (Unaudited) and January 3, 1999 ...................... 4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended October 3, 1999 and September 27, 1998 ............. 5

Notes to Condensed Consolidated Financial Statements ................... 6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS................. 7 - 9



PART II.        OTHER INFORMATION

ITEMS 1. THROUGH 4. ................................................... 10

ITEM 5. OTHER INFORMATION ........................................ 10 - 12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................. 12

SIGNATURE ............................................................. 13

EXHIBIT 27.1 .......................................................... 15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                            Three months                   Nine months
                                                               Ended                          Ended
                                                      ------------------------        -----------------------
(In thousands, except                                  Oct. 3,        Sept. 27,        Oct. 3,        Sept. 27,
  per share amounts)                                    1999            1998            1999             1998
----------------------------------------------        --------        --------        --------        --------
Net sales                                             $101,572        $ 83,099        $284,147        $257,576

Operating costs and expenses:
 Cost of sales                                          48,978          39,433         136,600         122,269
 Research and development                               12,799          11,442          36,833          35,800
 Selling, general and administrative
                                                        15,845          13,671          44,706          42,906
                                                      --------        --------        --------        --------

 Total costs and expenses                               77,622          64,546         218,139         200,975
                                                      --------        --------        --------        --------

Operating income                                        23,950          18,553          66,008          56,601
Interest income, net                                     1,740           1,129           5,027           3,563
                                                      --------        --------        --------        --------

Income before income taxes                              25,690          19,682          71,035          60,164
Provision for income taxes                               8,015           6,298          22,163          19,253
                                                      --------        --------        --------        --------

Net income                                            $ 17,675        $ 13,384        $ 48,872        $ 40,911
                                                      ========        ========        ========        ========


Net income per share, basic                           $   0.61        $   0.48        $   1.70        $   1.46
Net income per share, diluted                         $   0.57        $   0.45        $   1.59        $   1.37
                                                      --------        --------        --------        --------

Shares used to calculate net income per share:
   Basic                                                28,935          27,998          28,680          27,930
   Diluted                                              30,993          29,756          30,717          29,868
                                                      --------        --------        --------        --------

Dividends declared per share                          $   0.05        $   0.04        $   0.15        $   0.12
                                                      --------        --------        --------        --------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           Oct. 3,           Jan. 3,
(In thousands, except share and per share amounts)           1999             1999
-------------------------------------------------         ---------         ---------
                                                         (Unaudited)
Assets

Current assets:
 Cash and short-term investments                          $ 177,590         $ 127,996
 Accounts receivable, net                                    52,193            45,933
 Inventories                                                 74,707            72,390
 Deferred tax assets                                         14,002            10,691
 Other current assets                                         8,554             7,349
                                                          ---------         ---------

Total current assets                                        327,046           264,359

Property, plant and equipment, at cost:
 Land                                                         8,775             8,770
 Building and improvements                                   73,684            74,890
 Machinery and equipment                                    354,351           313,300
                                                          ---------         ---------
                                                            436,810           396,960
Less accumulated depreciation                              (242,824)         (205,826)
                                                          ---------         ---------
   Property, plant and equipment, net                       193,986           191,134

Other assets                                                  6,972             5,545
                                                          ---------         ---------
                                                          $ 528,004         $ 461,038
                                                          =========         =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                         $  23,613         $  15,435
 Accrued salaries and benefits                               14,187             9,395
 Accrued taxes other than income                              3,691             4,030
 Other accrued liabilities                                   11,502            12,613
 Income taxes payable                                         3,537             4,813
                                                          ---------         ---------

 Total current liabilities                                   56,530            46,286

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                                        --                --
 Common stock, $0.02 par value; 40,000,000
   shares authorized; issued:
   29,388,419 shares at October 3, 1999, and
   28,333,261 shares at January 3, 1999                         588               567
 Additional paid-in capital                                 141,177           119,553
 Retained earnings                                          341,451           296,889
 Treasury stock, shares at cost:
   334,693 shares at October 3, 1999, and
   108,425 shares at January 3, 1999                        (11,742)           (2,257)
                                                          ---------         ---------

 Total stockholders' equity                                 471,474           414,752
                                                          ---------         ---------
                                                          $ 528,004         $ 461,038
                                                          =========         =========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Nine Months Ended
                                                                ---------------------------
                                                                 Oct. 3,          Sept. 27,
(In thousands)                                                    1999               1998
---------------------------------------------------             ---------         ---------
Cash flows from operating activities:
Net income                                                      $  48,872         $  40,911
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                                       36,998            32,457
Net change in working capital accounts                              9,654            (5,128)
                                                                ---------         ---------

Net cash provided by operating activities                          95,524            68,240
                                                                ---------         ---------

Cash flows from investing activities:
Additions to property, plant and equipment                        (39,850)          (62,147)
Proceeds from disposition of assets                                    --               250
Increase in other assets                                           (1,427)             (384)
                                                                ---------         ---------

Net cash used in investing activities                             (41,277)          (62,281)
                                                                ---------         ---------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise of stock options                                     9,142             5,463
Purchase of treasury stock                                         (9,485)               --
Dividends paid to shareholders                                     (4,310)           (3,353)
                                                                ---------         ---------

Net cash (used in) provided by financing activities                (4,653)            2,110
                                                                ---------         ---------

Net change in cash and short-term investments                      49,594             8,069

Cash and short-term investments at
  beginning of period                                             127,996           114,608
                                                                ---------         ---------

Cash and short-term investments at end of period                $ 177,590         $ 122,677
                                                                =========         =========



Cash payments for income taxes                                  $  14,247         $  10,401


Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                             $  12,503         $   4,891

Disposition of assets                                           $      --         $     940


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 3, 1999. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at October 3, 1999 and January 3, 1999, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Results of operations for the three and nine month periods ended October 3, 1999 are not necessarily indicative of results to be expected for the full year.

2.  INVENTORIES (In thousands)

                                     Oct. 3,       Jan. 3,
                                      1999           1999
                                    -------        -------
Raw materials                       $ 8,971        $ 7,181
Work-in-process                      52,790         49,883
Finished goods                       12,946         15,326
                                    -------        -------
                                    $74,707        $72,390
                                    =======        =======

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

3.  INCOME TAXES

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine month periods ended October 3, 1999 of $1,937,000 and $3,311,000, respectively. The Company's effective tax rate was 31.2% in the third quarter and first nine months of 1999 as compared to 32.0% for the same periods in 1998. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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


RESULTS OF OPERATIONS
Net sales for the third quarter of 1999 were $101,572,000, an increase of 22% over the third quarter of 1998. The Company's revenue by product category is shown in the table below.

NET SALES
(In millions)

                                                                                                        Change
Product Categories                           Q398         Q498        Q199        Q299        Q399      Q399-Q398
                                            -----        -----       -----       -----       -----      ---------
Communications                              $23.1        $22.6       $23.6       $24.7       $26.1         13%
Timekeeping                                  13.2         15.2        15.2        17.2        17.7         34%
System Extension                             12.7         11.6        14.7        14.9        17.3         36%
Automatic Information                        11.7         12.6        12.0        14.0        16.2         38%
Others                                        7.4          8.6         8.7         8.8         9.4         27%
Nonvolatile RAM                               8.6          8.5         6.7         7.2         8.5         -1%
Microcontrollers                              6.4          5.9         7.7         7.2         6.4          0%
                                            -----        -----       -----       -----       -----         --
Company Total                               $83.1        $85.0       $88.6       $94.0      $101.6         22%
                                            -----        -----       -----       -----       -----         --

Gross margins decreased for the first nine months of 1999 to 51.9% from 52.5% during the same period in 1998. Gross margins decreased in the third quarter of 1999 to 51.8% from 52.5% in the third quarter of 1998. The decrease in gross margins for both periods was caused by slightly higher wafer costs due to lower wafer production for the first nine months of 1999 as compared to the same period in 1998. Gross margins also decreased due to costs associated with making a logistics center operational in the Philippines.

Research and development ("R&D") expenses for the third quarter of 1999 increased 12% from the third quarter of 1998. R&D expenses increased 3% for the first nine months of 1999 over the same period in 1998, primarily a result of increased personnel costs due to increased headcount. R&D expenses as a percent of sales decreased to 12.6% from 13.8% for the third quarter of 1999 and 1998, respectively. R&D expenses as a percent of net sales decreased to 13.0% for the first nine months of 1999 from 13.9% during the same period in 1998. This was primarily due to higher sales volume.

Selling, general, and administrative ("SG&A") expenses increased 15.9% and 4.2% for the third quarter of 1999 and the first nine months of 1999 over the same periods in 1998, respectively. The increase in SG&A expenses resulted primarily from increases in personnel costs due to increased headcount. SG&A expenses as a percent of net sales was 15.6% and 15.7% for the three and nine month periods ended October 3, 1999 as compared to 16.5% and 16.7% for the same periods ended September 27, 1998.

                        DALLAS SEMICONDUCTOR CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Operating income increased 29% and 16.6% for the third quarter of 1999 and the first nine months of 1999 over the same periods in 1998, respectively. Increased sales and relatively stable gross margins and operating expenses, produced higher operating income in both periods. Operating income as a percent of sales increased to 23.2% from 22% for the first nine months of 1999 and 1998, respectively.

Net interest income for the third quarter of 1999 increased by $611,000 or 54% over the third quarter of 1998. Net interest income increased by $1,464,000 or 41% for the first nine months of 1999 over the same period in 1998. Changes in net interest income are due primarily to changes in the average cash balances for the three and nine month periods. Any substantial change in the Company's cash and short-term investments and changes in interest rates will continue to effect net interest income.

The provision for income taxes includes estimated federal and state income taxes at statutory rates and a deferred tax benefit for the three and nine month periods ended October 3, 1999 of $1,937,000 and $3,311,000, respectively. The Company's effective tax rate was 31.2% in the third quarter and first nine months of 1999 as compared to 32.0% for the same periods in 1998. This decrease was a result of changes in anticipated differences between income for financial statement purposes and taxable income for the periods.

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

                        DALLAS SEMICONDUCTOR CORPORATION


FINANCIAL CONDITION

Cash and short-term investments were $177.6 million at the end of the third quarter of 1999, compared with $128.0 million at the end of fiscal year 1998. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first nine months of 1999 of $95.5 million being offset by investments in property, plant and equipment of $39.9 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $15 million in the third quarter of 1999, compared to $21 million for the same period of 1998. Capital expenditures for the third quarter of 1999 related primarily to wafer fabrication and test equipment. Capital expenditures for 1999 are estimated to total approximately $68 million and will be used primarily for wafer fabrication, manufacturing and test equipment, and computer hardware and software. Included in estimated capital expenditures for fiscal 1999 is equipment and facilities for Dallas Semiconductor Philippines, Inc. (DSPI), a wholly owned subsidiary formed in March 1999. DSPI provides technical support to, and coordinates Philippine based subcontractors for, integrated circuit assembly, testing and module assembly for certain products. During the third quarter of 1999, these subcontractors accounted for approximately 30% of the Company's module assembly and 20% of the units tested. Previously, these functions were performed at the Company's facilities in Dallas, Texas.

As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 1,000,000 shares of the Company's common stock. As of October 3, 1999, a total of 459,068 shares, totaling $13,570,000 have been purchased under this stock repurchase program.

On September 1, 1999, a $0.05 dividend was paid on each outstanding share of common stock, to shareholders of record on August 13, 1999. On October 26, 1999, a $0.05 dividend was declared on each outstanding share of common stock, payable on December 1, 1999, to shareholders of record on November 15, 1999.

                        DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION

ITEMS 1.- 4.  Not Applicable.

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

    The Company has undertaken an assessment of all mission critical systems, including information systems as well as production and manufacturing systems, which could be significantly affected by Year 2000 issues. The Company has initiated various Year 2000 remediation projects, some of which include the use of software purchased from third parties. Some of this third party provided software was modified by the Company to be compatible with its internal systems. The Company has already begun testing and implementing these remediation projects and is substantially complete as of October 3, 1999. Similarly, certain hardware, primarily used in production and manufacturing systems, is being replaced in a systematic manner. Replacement of this hardware was originally scheduled due to anticipated obsolescence and is substantially complete as of October 3, 1999. Also, as of this date, the Company has incurred approximately $200,000 in Year 2000 remediation costs and expects to incur approximately $25,000 in remaining costs to ensure functionality for Year 2000 issues. The Company has not specifically set aside funds to cover the remaining Year 2000 costs, but has adequate resources to cover these needs as they arise.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)         Exhibit 27.1 - Financial Data Schedule

  (b)         Reports on Form 8-K

              A Current Report on Form 8-K was filed on September 20, 1999 reporting, under Item 5-Other Events and Item 7-Exhibits, the Shareholders' Rights Agreement (the "Agreement") dated September 10, 1999 between the Company and CHASEMELLON SHAREHOLDER SERVICES, L.L.C., as Rights Agent. The Agreement provides for the declaration of a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.02 per share, of the Company (the "Common Stock"), payable on September 21, 1999, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value at $.10 per share, of the Company (the "Preferred Stock") at a price of $250 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in the Agreement, as the same may be amended from time to time.

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

Date:     November 14, 1999
          -----------------

                               INDEX TO EXHIBITS

Exhibit No.         Description
-----------         -----------
   27.1 -           Financial Data Schedule