Form 10-K405
period 2000-01-02
DALLAS SEMICONDUCTOR CORP
filed 2000-03-08
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

COMMISSION FILE NUMBER: 1-10464

                        DALLAS SEMICONDUCTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         75-1935715
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

4401 SOUTH BELTWOOD PARKWAY, DALLAS, TEXAS                        75244-3292
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 29, 2000: $2,253,353,702. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

     Number of shares outstanding of the registrant's Common Stock as of February 29, 2000: 59,937,486.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on April 25, 2000, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated by reference herein into Part III.

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, matters discussed in the Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth in this report, including, without limitation, Item 1. "Business - The Semiconductor Industry and Competition," Item 1. "Business - Year 2000 Disclosure," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be achieved. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     In its sixteen-year history, Dallas Semiconductor has developed 361 proprietary base products with over 2,000 variations shipped to more than 15,000 customers worldwide. Markets served include broadband telecommunications, wireless handsets, cellular base stations, secure Internet communications, networking, servers, data storage and a wide variety of industrial equipment.

     The Company organizes its products into product groups sharing common technologies, markets or applications as shown below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for the relative size of the Company's main product groupings. The product groups are as follows.

      Communications      1-Wire(R) & Network Computing       Mixed Signal

PRODUCT DEVELOPMENT

     The Company developed 35 new proprietary base products during the 1999 fiscal year. The Company's research and development expenditures for fiscal 1999 were $50 million, compared to expenditures in 1998 and 1997 of $47 million and $46 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.

PRODUCTS

     Descriptions of the Company's product groups are as follows.

     COMMUNICATIONS. An emerging and rapidly growing market exists for high capacity voice and data transmission over the existing analog telephone network. Dallas Semiconductor has developed the detailed knowledge of the communications protocols required for transmitting multiple channels over this network. Among these protocols are T1/J1 and E1, designed for signal transmission on and off the public switched telephone network. T1/J1 defines rates for America and Japan and E1 for the rest of the world. Wired, wireless, cable, xDSL and optical - all network technologies - must access the public switched network, using the T1/E1's protocols.

     A set of highly integrated chips developed by Dallas Semiconductor addresses the requirements of these protocols and provides one of the most cost-effective solutions available in the industry while integrating more functions, reducing cost, and creating high-density package configurations. Customers for the Company's T1/E1 interface chips make the routers, servers and switching equipment located at nodes in the worldwide public switched network.

     The Company has expanded into T3/E3 broadband devices, which are functionally similar to T1/E1 products; getting packets of data on and off the public switched network with zero error. T3 supplies denser channel capacity by multiplexing 28 T1 lines, which means the Company's T3/E3 devices must handle data traveling from various sources through extremely dense channel configurations at proportionately higher data rates.

     The Communications group had three major product introductions in 1999. A new generation of high-density framers (chips that provide synchronization and signaling at T1/E1 transmission interfaces) was designed to speed upward migration of T1/E1 lines to T3/E3 lines while preserving existing infrastructure. The 3.3-volt Quad Transceivers were introduced to increase the density of line cards that terminate T1/E1 lines while reducing power consumption. The DS2148 is the first 3.3-volt T1/E1 line interface unit to offer a long list of integrated functions that reduce external component count and enable a single hardware design to support a variety of applications.

     1-WIRE & NETWORK COMPUTING. Each product in the 1-Wire and Network Computing group relays information at some layer of a network ranging from standalone or isolated machine systems to the World Wide Web. This group's focus is to create silicon, some of which sells for less than $0.25, that can communicate information from the smallest, most basic subsystem all the way up to the Internet.

     Operating at the most basic network level are 1-Wire address chips. These devices provide a unique electronic identity and often store pertinent information about the product of which they are a component. The data can be accessed externally or by the product itself. The 1-Wire technology has the advantage of requiring just a single connection point to access this data. 1-Wire chips are installed in everything from cellular phone battery packs to printer cartridges to industrial refrigerators. These low cost chips incorporate a laser-engraved number that, when associated with any object or device, gives it a guaranteed-unique digital address so that a processor can communicate with it. If the processor happens to be an Internet server, the electronic number becomes an IP address. Thus the 1-Wire address chip can enable networking for almost any object, whether wired or wireless.

     iButtons(TM) are steel-armored, 1-Wire chips with a mobile networking capability. iButtons carry digital information outside a wired computer system, then relay it instantly on contact with a computer interface. Re-usable and practically indestructible, iButtons are the portable data front-end component of an information system. Example iButton applications include small cash transactions, electronic tokens for transit systems, asset tracking and access control.

     New iButton products introduced in 1999 include the DS1921 Thermochron, an iButton that logs time and temperature for applications where product liability depends on a secure thermal record. Also introduced in 1999, the DS1957(TM) Java-powered crypto iButton contains a single-chip computer that generates, stores and transfers the private key for digital signatures in secure Internet transactions.

     An example of a Network Computing product is the DS80C390 microcontroller, which was introduced in 1999. A microcontroller typically combines a central processing unit, data memory, program memory and input-output devices on a single chip in order to control a wide variety of electronic systems. In addition to the traditional serial bus interface, this product has ports using 1-Wire and CAN (Controller Area Network) protocols, which means it can network more data in more environments. Where previous generations of microcontrollers were limited to operating in isolated component subsystems, all new Dallas microcontrollers will have a networking port using protocols for Internet communication.

     Currently in beta testing is another Network Computing product that will use a networking device to take basic machine information and send it straight to the Internet. To date, the machinery and the network have remained largely separate entities. Embedded processors have communicated within local limits to control lighting, heating and cooling units, doors, refrigerators, toasters, and soda dispensers. TINI(TM) (Tiny InterNet Interface) is a board that can enable any piece of electrical equipment to upload information to a Web browser.

     MIXED SIGNAL. Mixed Signal products combine both linear and digital circuit techniques to process information. Both the inputs and outputs of these chips can be real world, analog signals or binary, computer-usable signals. These products include; NV SRAM, real-time clocks, CPU supervisory circuits, delay lines, digital potentiometers, thermal sensors and temperature-compensated crystal oscillators (TCXOs).

     One of the Company's first products was a real time clock that replaced a chip plus 13 external components with a single device. These mixed signal clocks keep time through digital logic, but also require analog circuitry as well to achieve the low power necessary to keep the 10+ years of clock life. Accurate clock-calendar information remains in demand and, beginning from this simple timekeeping function, the Company has developed a comprehensive line-up of timekeepers, including more than 45 base products in both chip and module packaging. Digital cellular phones use serial timekeepers to provide advanced features such as clock-calendar display, talk-time, re-dial timing and power management. Phantom and watchdog modules are used in data communications network routers, hubs and bridges to monitor communications traffic and store the extensive amounts of network configuration data. Serial timekeepers and bytewide watchdog timekeepers provide solutions in industrial control and medical equipment applications requiring extended functions including nonvolatile SRAM and A/D conversion and temperature measurement.

     Many electronic systems gather and transmit time critical data. This information ranges from banking transactions and Internet data to remote sensing and data logging. The time stamping of information between machines with different Real Time Clocks ("RTC") can introduce errors between the systems. Dallas Semiconductor has developed a 32 kHz TCXO that is used to drive the RTC crystal input. This TCXO will enable the RTC to attain accuracies of +/- 2PPM or 1 minutes/year over the full temperature range of 0C to 40C. Previously, the typical accuracy over the full temperature range was +/- 30 minutes per year. Higher frequency TCXOs to address the accuracy requirements of markets like cellular phones, data-logging and T1/E1 signal processing are in development.

     Developed in 1999, the DS1615 Temperature Recorder is an example of the combination of real-time clocks and temperature sensors. The DS1615 data-logging device integrates a real-time clock, digital thermometer, nonvolatile memory and control logic. Markets include high-reliability systems and thermal limit verification for telecommunications switches, servers, and transportation/storage.

     Also during 1999, the DS1845 digital potentiometer was developed to tune laser signals in response to analog conditions. Traditional applications for digital potentiometers range from audio volume control to battery charging and now are expanding into areas such as optical transceivers. Optical transceivers operate at gigabit date rates and the laser diodes that generate the optical signal require both calibration and temperature compensation. As with many other products, the market force driving optical receivers is networking - the need to transmit more data faster over local networks and the Internet.

Java is a registered trademark of Sun Microsystems, Inc.
ibutton and TINI are trademarks of Dallas Semiconductor Corp.
1-Wire is a registered trademark of Dallas Semiconductor Corp.

MANUFACTURING

     The Company produces high performance CMOS integrated circuits with sub-micron geometries at its own advanced wafer fabrication facility. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. Originally built in 1986, the wafer fabrication facility was physically expanded in 1989 and again in 1994.

     The Company's wafer fabrication facility produced approximately 130,000 wafers in 1999 as compared to approximately 155,000 in 1998. Virtually all of the wafers used by the Company are processed at its own facility. In 1998, the Company began using an outside foundry for the development of certain products. In 1999, this foundry began supporting production requirements for six new products. Outside foundries are expected to account for 1% of total wafer production in 2000.

     Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the yield of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, costs and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. The Company's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or chip scale packaging, burn-in and final test.

     After silicon wafers have been fabricated, the Company utilizes overseas assembly contractors to cut the wafers into individual chips and assemble them into integrated circuit packaging. For certain products, additional wafer level processing is performed to create a flip-chip or Chip Scale Package (CSP) for the individual chips. A separate facility was opened in 1998 to perform a wafer-level solder bumping process which results in a finished circuit no bigger than the silicon die itself, meeting industry needs for low cost, reduced size and simplified mounting. The facility became fully functional in the first quarter of 1999.

     During 1999, the Company began shifting module assembly operations and final testing for a significant portion of the Company's products from Dallas, Texas to subcontractors in the Philippines. Dallas Semiconductor Philippines, Inc. (DSPI), a wholly owned subsidiary was formed in March 1999 to coordinate and provide technical support to primarily Philippine based subcontractors, plus other subcontractors located in Asia. During fiscal 2000, these subcontractors are anticipated to account for approximately 50% of the Company's module assembly and 75% of the units tested. Previously, these functions were performed at the Company's facilities in Dallas, Texas.

     Manufacturing problems at its wafer fabrication, assembly or test facilities could materially adversely affect the Company's results of operations. The Company generally has been able to arrange for multiple sources of raw materials, but the number of vendors capable of delivering certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases is limited.

PRODUCT COMPONENTS

     During fiscal 1999, the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products, including nonvolatile SRAMs. In fiscal 2000, the Company anticipates that, at times, supplies may not be sufficient to meet all customer requested delivery dates for products containing these memory circuits. As a result of these shortages, future sales and earnings from products using these memory circuits, primarily nonvolatile SRAMs, could be adversely affected. Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company is actively working with existing suppliers, as well as attempting to qualify new suppliers, in order to reduce and possibly eliminate the adverse affects of periodic shortages of these memory circuits.

SALES

     Sales are made to distributors and to OEMs. For fiscal 1999, no OEM customer accounted for more than 6% of the Company's net sales, and the Company's top 25 OEM customers accounted for approximately 28% of net sales. The Company sells its products to customers by utilizing its own sales force and a global network of independent sales representative firms and distributors. During fiscal 1999, sales to domestic distributors represented approximately 34% of the Company's net sales, with the Company's two major domestic distributors, Avnet and Insight, accounting for approximately 16% and 11% respectively, of net sales.

     Export sales accounted for 45% of net sales in fiscal 1999, including 18% and 27% in Europe and Asia, respectively. The Company's export sales are billed in United States dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

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

BACKLOG

     The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future revenues. Backlog orders are generally subject to cancellation without penalty at the option of the purchaser and to changes in delivery schedules and do not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of January 2, 2000, the Company's backlog was approximately $91 million, as compared to approximately $71 million at January 3, 1999. The Company includes in its backlog all released purchase orders shippable within the next twelve months.

THE SEMICONDUCTOR INDUSTRY AND COMPETITION

     The semiconductor industry is characterized by rapid technological change, intense competition from domestic and foreign competitors, cyclical market patterns, price erosion, occasional shortages of materials, variations in manufacturing yields and efficiencies and significant expenditures for capital equipment and product development. The industry has from time to time experienced severely depressed business conditions, as well as short-term softness and imbalances. The Company's future operating results may also be affected by economic conditions in the United States and international markets. While the Company's strategy is designed to reduce its exposure to these factors, fluctuations in operating results could occur due to one or more of these factors. The available supply of certain memory circuits used in a number of the Company's products has historically been unpredictable and undependable. Shortages in the supply of these circuits could limit the Company's future sales and earnings growth, and significant price fluctuations in the purchase price for these circuits could impact the Company's gross margins. See "Item 1. Business - Product Components."

     The Company faces competition from major domestic and international integrated circuit manufacturers, many of which have substantially greater manufacturing, financial, distribution and marketing resources than the Company, as well as from emerging companies attempting to obtain a share of the existing market. The Company competes principally on the basis of the quality, technological innovation, functionality and timeliness of introduction of its products, the adaptability of such products to specific applications, and price. The Company believes that the early recognition of market opportunities and its willingness to invest substantial time and capital in product development, coupled with product complexity and diversity, constitute an important competitive advantage.

     The Company's ability to compete successfully in the rapidly evolving semiconductor industry depends on numerous factors, some of which are within the Company's control and others of which are predominately outside of the Company's control. These factors include general economic conditions, changes in conditions affecting OEMs, competition, alternative technologies, the Company's success in developing new products and process technologies, accelerated declines in the average selling price of the Company's existing products, changes in customer order patterns, market acceptance of the Company's new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs, excess production capacity, manufacturing performance, subcontractor performance, availability and price fluctuations of components and other raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's orders, net sales and results of operations.

PATENTS AND INTELLECTUAL PROPERTIES

     Dallas Semiconductor has to date acquired or been granted 262 U.S. patents and 9 foreign patents. The expiration dates of the Company's patents range from 2000 to 2018. None of the patents individually is considered material to the Company's business. The Company has a number of patent applications pending, although no assurance can be given that patents will ever be issued from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain products, and has sought copyright protection for its software and product literature. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

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

YEAR 2000 DISCLOSURE

     During 1999, the Company completed all remediation projects related to Year 2000 issues and has not experienced any material adverse impact to its mission critical systems, including information systems and production and manufacturing systems. Also, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. In addition, the Company is not currently aware of any claims of breach of contract or warranty, potential product return issues or impairment of assets relating to Year 2000 noncompliance that would materially impact the Company's results of operations, liquidity, or capital resources.

EMPLOYEES

     At January 2, 2000 the Company had 1,594 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During fiscal 1999, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At January 2, 2000, the Company was utilizing the services of 174 such temporary agency employees.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Dallas, Texas. As of January 2, 2000, the Company owned approximately 43 acres of land that includes approximately 645,000 square feet of building space. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. The Company currently leases a total of 48,000 square feet of nearby building space for additional warehousing.

     In addition, as of January 2, 2000, equipment with an original cost of $18 million and a net book value of $8.5 million has been consigned to subcontractors of DSPI.

     The Company currently leases small office facilities for its sales staff in Irvine and Sunnyvale, California, Chelmsford, Massachusetts, Hoffman Estates, Illinois, Akron, Ohio, and Dallas, Texas, under short term leases. The Company leases a small office facility in Beaverton, Oregon, for design engineering. The Company's subsidiaries, Dallas Semiconductor Corporation Limited, Dallas Semiconductor Corporation (Taiwan), Dallas Semiconductor Corporation (Germany), DSPI and DSC Asia, Ltd., lease office facilities in Birmingham, England, Taipei, Taiwan, Munich, Germany, Manilla, Philippines and Kowloon, Hong Kong, respectively. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the Company's stockholders was held on December 21, 1999. At that meeting a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 100 million was submitted to a vote of the Company's stockholders. The stockholders passed the proposal with a vote for of 22,896,023 versus votes against of 2,125,346 and 1,598,859 abstaining.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information as of March 1, 2000, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.

       NAME                      AGE      CURRENT TITLE AND POSITION
       ----                      ---      --------------------------
C.V. Prothro                     57       Chairman of the Board of Directors, President and Chief
                                          Executive Officer
Chao C. Mai                      64       Senior Vice President
Michael L. Bolan                 53       Vice President - Marketing and Product Development
Alan P. Hale                     39       Vice President - Finance
Jack R. von Gillern, III         41       Vice President - Sales

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol DS. At January 2, 2000, there were approximately 492 holders of record of the Company's common stock. Set forth below are the high, low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 1999 and 1998 fiscal years and as restated for the two-for-one stock split discussed below:

                                     1998                                        1999
                     1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                     ---        ---        ---        ---        ---        ---        ---        ---
STOCK PRICES:

HIGH               $25.00     $19.35     $17.69     $20.38     $21.00     $25.50     $27.72     $32.22

LOW                 16.60      14.35      13.07      11.63      16.75      20.07      23.81      25.32

END                 17.50      15.13      14.63      20.38      19.50      25.50      26.47      32.22

     Total dividends paid in 1999 were $0.20 per share on a pre-split basis or $5,781,000. On January 25, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock payable on February 28, 2000 to stockholders of record on February 7, 2000. In addition, the annual cash dividend on the Company's common stock was increased from $0.20 to $0.26 per share on a pre-split basis. The Board of Directors also declared a quarterly cash dividend of $0.065 on each outstanding share of its common stock, payable on February 28, 2000, to holders of record on February 7, 2000. The cash dividend paid on February 28, 2000 will be paid on a pre-split basis. The quarterly dividend will be $0.0325 per share when adjusted for the stock split.

ITEM 6.  SELECTED FINANCIAL DATA


                      CONSOLIDATED SELECTED FINANCIAL DATA
                (Dollars in Thousands, Except per Share Amounts)

                                                                       Fiscal Years
                                               ------------------------------------------------------------
                                                 1999         1998         1997         1996         1995
                                               --------     --------     --------     --------     --------
OPERATING SUMMARY:
Net sales                                      $392,351     $342,608     $368,212     $288,354     $233,274
Costs and expenses:
    Cost of sales                               188,651      162,418      178,441      157,056      117,615
    Research and development                     50,354       47,452       46,078       34,974       28,602
    Selling, general and administrative          61,259       56,523       53,838       42,175       35,483
                                               --------     --------     --------     --------     --------

Operating income                                 92,087       76,215       89,855       54,149       51,574
Interest income, net                              7,574        5,115        4,681        2,937        3,366
                                               --------     --------     --------     --------     --------

Income before income taxes                       99,661       81,330       94,536       57,086       54,940
Provision for income taxes                       31,323       25,920       29,981       18,723       18,258
                                               --------     --------     --------     --------     --------
Net income                                     $ 68,338     $ 55,410     $ 64,555     $ 38,363     $ 36,682
                                               ========     ========     ========     ========     ========

Net income per share, basic                    $   1.18     $   0.99     $   1.19     $   0.73     $   0.71
Net income per share, diluted                  $   1.11     $   0.93     $   1.10     $   0.69     $   0.66
Shares used to calculate net
     income per share:
          Basic                                  57,704       55,986       54,412       52,916       52,150
          Diluted                                61,768       59,914       58,914       55,980       55,524

Dividends declared per share                   $   0.10     $   0.08     $   0.07     $   0.06     $   0.05


FINANCIAL POSITION AT YEAR END:
Cash and short-term investments                $192,403     $127,996     $114,608     $ 70,274     $ 69,304
Additions to property, plant and equipment       69,326       75,965       58,645       60,451       49,329
Depreciation and amortization                    50,244       43,736       35,789       28,379       21,344
Total assets                                    565,260      461,038      417,142      313,863      272,425
Total liabilities                                64,518       46,286       66,085       41,125       37,443
Stockholders' equity                            500,742      414,752      351,057      272,738      234,982
Book value per weighted average
     share, diluted                                8.11         6.92         5.96         4.87         4.23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table contains certain amounts, and the amounts as a percentage of net sales, reflected in the Company's consolidated statements of operations for the 1999, 1998, and 1997 fiscal years.

                                                                                (Dollars in Millions)
                                        -------------------------------------------------------------
                                         1999         %        1998         %        1997         %
                                        ------      -----     ------      -----     ------      -----
Net sales                               $392.4      100.0     $342.6      100.0     $368.2      100.0
Cost of sales                            188.7       48.1      162.4       47.4      178.4       48.5
Gross margin                             203.7       51.9      180.2       52.6      189.8       51.5
Research and development                  50.4       12.8       47.5       13.9       46.1       12.5
Selling, general and administrative       61.3       15.6       56.5       16.5       53.8       14.6
Operating income                          92.0       23.5       76.2       22.2       89.9       24.4
Interest income, net                       7.6        1.9        5.1        1.5        4.7        1.3
Provision for income taxes                31.3        8.0       25.9        7.6       30.0        8.2
Net income                              $ 68.3       17.4     $ 55.4       16.1     $ 64.6       17.5

1999 Results of Operations Compared with 1998

     Net sales in 1999 were $392.4 million, an increase of 15% as compared with $342.6 million in 1998. The Company's revenue by product category is shown in the table below.

                                                  (Dollars in Millions)
                              -----------------------------------------
                                1999        1998       1997     `99-'98
Product Groups                Net Sales  Net Sales  Net Sales    Change
--------------                ---------  ---------  ---------    ------
Communications                 $ 68.2     $ 46.9     $ 40.4          45%
1-Wire & Network Computing       90.9       79.5       73.7          14%
Mixed Signal                    233.3      216.2      254.1           8%
                               ------     ------     ------      ------
                               $392.4     $342.6     $368.2          15%
                               ======     ======     ======      ======

     Export sales accounted for 45% and 42% of total net sales in 1999 and 1998, respectively. Export sales to Europe and Asia in 1999 were 18% and 27% of total sales, respectively.

     Cost of sales were $188.7 and $162.4 million in 1999 and 1998, respectively. Gross margins decreased to 51.9% in 1999 from 52.6% in 1998. The decrease in gross margins was caused by slightly higher wafer costs due to lower wafer production in 1999 as compared to 1998. Gross margins also decreased due to costs associated with opening a logistics center in the Philippines.

     Research and development ("R&D") expenses were $50.4 million and $47.5 million or 12.8% and 13.9% of net sales in 1999 and 1998, respectively. Higher R&D expenses resulted primarily from increased personnel costs due to increased headcount. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 35 new base products in 1999 compared with 34 new base product introductions in 1998. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 361 at fiscal year end 1999.

     Selling, general and administrative ("SG&A") expenses increased to $61.3 million in 1999 from $56.5 million in 1998. SG&A expenses as a percent of sales were 15.6% and 16.5% in 1999 and 1998, respectively. The increase in SG&A expenses is primarily the result of increases in personnel costs due to increased headcount.

     Operating income in 1999 was $92.1 million, up 20.9% from $76.2 million in 1998. Operating income as a percentage of net sales (operating margin) increased to 23.5% in 1999 from 22.2% in 1998. The increase resulted primarily from net sales growing faster than operating expenses and gross margins remaining relatively stable.

     Net interest income was $7.6 and $5.1 million in 1999 and 1998, respectively. Net interest income increased primarily due to higher average cash balances in 1999. Any substantial change in the Company's cash and short-term investments and changes in interest rates will continue to affect net interest income.

     The provision for income taxes was $31.3 million in 1999 and $25.9 million in 1998. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of

$5.9 million in 1999 and $1.0 million in 1998. The Company's effective tax rate decreased to 31.4% in 1999 from 31.9% in 1998 as a result of changes in items affecting the difference between income for financial statement purposes and taxable income for the two periods.

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

     Export sales accounted for 42% and 43% of total net sales in 1998 and 1997, respectively. Export sales to Europe and Asia in 1998 were 19% and 23% of total sales, respectively.

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

     SG&A expenses increased to $56.5 million in 1998 from $53.8 million in 1997. SG&A expenses as a percent of sales were 16.5% and 14.6% in 1998 and 1997, respectively. The increase was primarily the result of increased personnel costs due to increased headcount.

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

     The provision for income taxes was $25.9 million in 1998 and $30.0 million in 1997. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $1.0 million in 1998 and $6.2 million in 1997. The Company's effective tax rate increased to 31.9% in 1998 from 31.7% in 1997 as a result of anticipated changes in items affecting the difference between income for financial statement purposes and taxable income for the two periods.

Financial Condition

     The Company's cash and short-term investments totaled $192.4 million at January 2, 2000, compared to $128.0 million at January 3, 1999. The increase in cash and short-term investments was primarily the result of net cash provided from operations of $140.3 million, offset by investments in property, plant and equipment of $69.3 million. The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

     The current ratio at fiscal year end 1999 decreased to 5.4, compared with
5.7 at fiscal year end 1998. The Company expects to fund its 2000 capital needs primarily with cash flows from operations, supplemented where appropriate with existing cash and short-term investments or external financing.

     Gross capital additions to property, plant and equipment in 1999 totaled $69.3 million, compared with $76.0 million in 1998. As of January 2, 2000, the Company owned approximately 645,000 square feet of building space and 43 acres of land in Dallas. Capital additions in 1999 included $18.9 million in capital expenditures for wafer fabrication ("fab") equipment and $32.0 million for manufacturing and test equipment.

     Capital expenditures in 2000 are anticipated to be $80 million and will be used primarily for fabrication equipment, manufacturing and test equipment, and computer hardware and software.

     As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 2,000,000 shares of its common stock. As of January 2, 2000, 1,187,902 shares at a cumulative average price of $18.17, totaling $21,579,350, have been purchased pursuant to this stock repurchase program and recorded using the cost method.

     Total dividends paid in 1999 were $0.20 per share on a pre-split basis or $5,781,000. On January 25, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on its common stock payable on February 28, 2000 to stockholders of record on February 7, 2000. In addition, the annual cash dividend on the Company's common stock was increased from $0.20 to $0.26 per share on a pre-split basis. The Board of Directors also declared a quarterly cash dividend of $0.065 on each outstanding share of its common stock, payable on February 28, 2000, to holders of record on February 7, 2000. The cash dividend paid on February 28, 2000 will be paid on a pre-split basis. The quarterly dividend will be $0.0325 per share when adjusted for the stock split.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, Except Per Share Amounts)

                                                        Fiscal Years Ended
                                                        ------------------
                                              January 2,     January 3,   December 28,
                                                   2000           1999           1997
                                             ----------     ----------     ----------
Net sales                                    $  392,351     $  342,608     $  368,212
Operating costs and expenses:
    Cost of sales                               188,651        162,418        178,441
    Research and development                     50,354         47,452         46,078
    Selling, general, and administrative         61,259         56,523         53,838
                                             ----------     ----------     ----------
Operating income                                 92,087         76,215         89,855
Interest income, net                              7,574          5,115          4,681
                                             ----------     ----------     ----------
Income before income taxes                       99,661         81,330         94,536
Provision for income taxes                       31,323         25,920         29,981
                                             ----------     ----------     ----------
Net income                                   $   68,338     $   55,410     $   64,555
                                             ==========     ==========     ==========

Net income per common share, basic           $     1.18     $     0.99     $     1.19
Net income per common share, diluted         $     1.11     $     0.93     $     1.10
                                             ----------     ----------     ----------
Shares used to calculate net income
     per share:
          Basic                                  57,704         55,986         54,412
          Diluted                                61,768         59,914         58,914
                                             ----------     ----------     ----------

Dividends declared per share                 $     0.10     $     0.08     $     0.07
                                             ----------     ----------     ----------

See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                               January 2,      January 3,
                                                                                    2000            1999
                                                                              ----------      ----------
ASSETS
Current assets:
   Cash and short-term investments                                            $  192,403      $  127,996
   Accounts receivable, less allowance for doubtful accounts of
   $480 and $430 at fiscal year end 1999 and 1998, respectively                   54,188          45,933
   Inventories                                                                    75,518          72,390
   Deferred income taxes                                                          16,597          10,691
   Other current assets                                                            9,306           7,349
                                                                              ----------      ----------
       Total current assets                                                      348,012         264,359
Property, plant and equipment, at cost:                                          466,286         396,960
    Less accumulated depreciation                                               (256,070)       (205,826)
                                                                              ----------      ----------
    Property, plant and equipment, net                                           210,216         191,134
Other assets                                                                       7,032           5,545
                                                                              ----------      ----------
                                                                              $  565,260      $  461,038
                                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              29,064          15,435
    Accrued salaries and benefits                                                 16,215           9,395
    Accrued taxes other than income                                                4,559           4,030
    Other accrued liabilities                                                     11,608          12,613
    Income taxes payable                                                           3,072           4,813
                                                                              ----------      ----------
       Total current liabilities                                                  64,518          46,286

Stockholders' equity:
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $0.02 par value; 100,000,000 shares authorized; issued:
       60,100,166 shares issued at January 2, 2000, and
       56,666,522 shares issued at January 3, 1999                                   601             567
    Additional paid-in capital                                                   160,466         119,553
    Retained earnings                                                            359,446         296,889

    Treasury stock shares at cost:
       939,152 shares at January 2, 2000 and
       216,850 shares at January 3, 1999                                         (19,771)         (2,257)
                                                                              ----------      ----------
       Total stockholders' equity                                                500,742         414,752
                                                                              ----------      ----------
                                                                              $  565,260      $  461,038
                                                                              ==========      ==========

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)

                                                                        Fiscal Years Ended
                                                                        ------------------
                                                              January 2,      January 3,    December 28,
                                                                   2000            1999            1997
                                                             ----------      ----------      ----------
Cash Flows from Operating Activities:
Net income                                                   $   68,338      $   55,410      $   64,555
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                  50,244          43,736          35,789
   Deferred tax benefit                                          (5,906)         (1,002)         (6,232)
   Changes in operating assets and liabilities:
       Accounts receivable                                       (8,255)         16,404         (19,525)
       Inventories                                               (3,128)        (13,259)         (9,502)
       Other current assets                                      (1,957)         (2,874)           (684)
       Accounts payable                                          13,629         (14,276)          7,236
       Accrued salaries and benefits                              6,820         (10,584)         11,338
       Accrued taxes other than income                              529             352           2,847
       Other accrued liabilities                                 (1,005)          4,868           4,521
       Income taxes payable                                      21,040           9,039           6,895
                                                             ----------      ----------      ----------
Net cash provided by operating activities                       140,349          87,814          97,238
                                                             ----------      ----------      ----------

Cash Flows from Investing Activities:
Additions to property, plant and equipment                      (69,326)        (75,965)        (58,645)
Proceeds from disposition of assets                                  --             250              --
Increase in other assets                                         (1,487)           (398)           (146)
                                                             ----------      ----------      ----------
Net cash used in investing activities                           (70,813)        (76,113)        (58,791)
                                                             ----------      ----------      ----------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon exercise of
   stock options and other                                       18,166           6,808           9,702
Purchase of treasury stock                                      (17,514)           (639)             --
Dividends paid to shareholders                                   (5,781)         (4,482)         (3,815)
                                                             ----------      ----------      ----------
Net cash (used in) provided by financing activities              (5,129)          1,687           5,887
                                                             ----------      ----------      ----------

Net increase in cash and short-term investments                  64,407          13,388          44,334

Cash and short-term investments at beginning of year            127,996         114,608          70,274
                                                             ----------      ----------      ----------
Cash and short-term investments at end of year               $  192,403      $  127,996      $  114,608
                                                             ==========      ==========      ==========

Cash payments for income taxes                               $   16,189      $   17,883      $   29,318
Disposition of assets                                        $       --      $       --      $    2,326

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three Years Ended January 2, 2000
                                   (Thousands)


                                         Common Stock            Additional                     Treasury
                                        ------------              Paid-in        Retained         Stock
                                    Shares          Amount        Capital        Earnings        at Cost          Total
                                  ----------      ----------     ----------     ----------      ----------      ----------
Balance at December 29, 1996          53,210      $      534     $   88,601     $  185,221      $   (1,618)     $  272,738
Issuance of common stock               1,886              19          9,683             --              --           9,702
Tax benefit from stock option
  exercises                               --              --          7,877             --              --           7,877
Dividends declared                        --              --             --         (3,815)             --          (3,815)
Net income                                --              --             --         64,555              --          64,555
                                  ----------      ----------     ----------     ----------      ----------      ----------
Balance at December 28, 1997          55,096             553        106,161        245,961          (1,618)        351,057
Issuance of common stock               1,388              14          6,794             --              --           6,808
Treasury stock                           (34)             --             --             --            (639)           (639)
Tax benefit from stock option
  exercises                               --              --          6,598             --              --           6,598
Dividends declared                        --              --             --         (4,482)             --          (4,482)
Net income                                --              --             --         55,410              --          55,410
                                  ----------      ----------     ----------     ----------      ----------      ----------
Balance at January 3, 1999            56,450             567        119,553        296,889          (2,257)        414,752
Issuance of common stock               3,433              34         18,132             --              --          18,166
Treasury stock                          (722)             --             --             --         (17,514)        (17,514)
Tax benefit from stock option
  exercises                               --              --         22,781             --              --          22,781
Dividends declared                        --              --             --         (5,781)             --          (5,781)
Net income                                --              --             --         68,338              --          68,338
                                  ----------      ----------     ----------     ----------      ----------      ----------
Balance at January 2, 2000            59,161      $      601     $  160,466     $  359,446      $  (19,771)     $  500,742
                                  ==========      ==========     ==========     ==========      ==========      ==========

See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     Dallas Semiconductor Corporation (the "Company") was incorporated in Delaware in February 1984. The Company combines proprietary fab and circuit technologies to create innovative products that are sold to over 15,000 customers worldwide. The Company operates predominantly in one industry segment and serves markets including broadband telecommunications, wireless handsets, cellular base stations, secure Internet communications, networking, servers, data storage and a wide variety of industrial equipment.

     Export sales, principally to customers in Europe and Asia, represented approximately 45%, 42%, and 43% of net sales in 1999, 1998, and 1997 respectively. Sales to domestic distributors comprised approximately 34%, 35%, and 34% of net sales in 1999, 1998, and 1997 respectively. In 1999, two distributors accounted for $61,207,000 or 16% and $44,645,000 or 11% of net sales, respectively. In 1998 and 1997 one distributor accounted for $42,976,000 or 13% and $41,041,000 or 11% of net sales, respectively. No original equipment manufacturer ("OEM") customer or other distributors accounted for 10% or more of net sales in the years presented.

2. SIGNIFICANT ACCOUNTING POLICIES

     Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal year 1999, a 52-week year, ended January 2, 2000. Fiscal year 1998, a 53-week year ended January 3, 1999 and fiscal year 1997, a 52-week year, ended December 28, 1997.

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and short-term investments. The Company classifies its cash equivalents and short-term investments as current. Cash and short-term investments consist of corporate notes, municipal bonds and money market funds. At January 2, 2000, January 3, 1999 and December 28, 1997, cash and short-term investments which had a maturity of greater than 90 days when purchased were $182,291,000, $123,779,000 and $107,214,000, respectively. At January 2, 2000,
$63,861,000 of the total short-term investments is scheduled to mature within one year. Such investments are carried at amounts which approximate their fair market value based on quoted market prices. The Company places its investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in one instrument.

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

     Revenue recognition. Sales are recognized upon shipment to distributors and to OEM customers. Sales to domestic distributors are made under distributor agreements that provide the distributor certain price reduction and return and allowance rights. Such sales are reduced for estimated future price reductions and returns.

     Research and development. Research and development costs are charged to operations when incurred.

     Income taxes. Taxes are reported under Statement of Financial Accounting Standards (SFAS) No. 109 and, accordingly, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

     Concentration of credit risk. The Company markets its products for sale to OEMs and distributors primarily in the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations.

     Stock Options. The Company measures and recognizes compensation costs under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company discloses pro forma information related to its stock plans according to SFAS No. 123, "Accounting for Stock Based Compensation".

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

3.   BALANCE SHEET DETAIL

   (Thousands)                           Fiscal Years Ended
                                         ------------------
                                      January 2,     January 3,
                                           2000           1999
                                     ----------     ----------
Inventories:
   Raw materials                     $    8,760     $    7,181
   Work-in-process                       54,065         49,883
   Finished goods                        12,693         15,326
                                     ----------     ----------
                                     $   75,518     $   72,390
                                     ==========     ==========
Property, plant and equipment:
   Land and land improvements        $    8,775     $    8,770
   Building and improvements             82,991         74,890
   Machinery and equipment              374,520        313,300
                                     ----------     ----------
                                     $  466,286     $  396,960
                                     ==========     ==========
Accrued salaries and benefits:
   Salaries, benefits and other      $   11,245     $    2,951
   Sales commissions                      4,970          6,444
                                     ----------     ----------
                                     $   16,215     $    9,395
                                     ==========     ==========
Accrued taxes other than income:
   Ad Valorem taxes                  $    3,952     $    3,530
   Other                                    607            500
                                     ----------     ----------
                                     $    4,559     $    4,030
                                     ==========     ==========

4.   STOCKHOLDERS' EQUITY

     Authorized Shares. On December 21, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.02 per share, that the Company is authorized to issue from 40 million to 100 million.

     Stock Split. On January 25, 2000, the Company declared a two-for-one common stock split in the form of a 100% stock dividend, payable on February 28, 2000, to stockholders of record as of February 7, 2000. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect this stock split.

     Shareholders' Rights Plan. During 1999, the Company adopted a Shareholders' Rights Agreement and under this agreement distributed one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock to stockholders of record on September 21, 1999. The Rights will become exercisable only if a person or group announces a tender offer to acquire, or acquires, 15% or more of the Company's common stock.

     Employee Stock Purchase Plan. During 1999, the Company implemented and is authorized to issue up to 400,000 shares of its common stock under its 1999 Employee Stock Purchase Plan (Purchase Plan). This Purchase Plan is subject to stockholder approval at the Company's annual meeting to be held on April 25, 2000. The purchase price of the stock is 85% of the lower of the closing price at the beginning or at the end of each biannual offering period. All employees are eligible to have up to 20% of base earnings withheld to purchase the Company's common stock under the plan.

     Stock Repurchase. As amended in 1998, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 2,000,000 shares of its common stock. As of January 2, 2000, 1,187,902 shares at a cumulative average price of $18.17, totaling $21,579,350 have been purchased pursuant to this stock repurchase program and recorded using the cost method.

     Stock options. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 14,186,288 shares of common stock has been reserved for issuance. On April 23, 1996, the 1987 Plan was amended to provide for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1987 Plan provision, 591,610, 564,496 and 550,966 shares were reserved for issuance on January 1st 2000, 1999, and 1998, respectively. In October 1999, an additional 1,700,000 shares were authorized for the 1987

Plan. These shares are reflected in the option table below. All options have been granted at no less than 100% of the fair market value of the stock on the date of grant.

     In 1998, 499,000 outstanding options from the 1987 Plan, with exercise prices in excess of $11.88, were canceled and re-granted at the then market price of $11.88 per share. The new options maintain the vesting schedule of the canceled options.

     Options generally are nontransferable and expire no later than ten years from date of grant. Options generally are exercisable upon grant. Shares of common stock issuable and/or exercised under the 1987 Plan vest based upon years of service, generally four years. Upon termination of a participant's employment, the Company reserves the right to repurchase the nonvested portion of the stock held by the employee, at the original option price.

     On April 26, 1994, the 1993 Officer and Director Stock Option Plan (the "1993 Plan") was approved by the stockholders under which an aggregate of 8,381,892 shares of common stock has been reserved for issuance. The 1993 Plan provided for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year beginning on January 1st 1994. Under the 1993 Plan provision, 591,610, 564,496 and 550,966 shares were reserved for issuance on January 1st, 2000, 1999, and 1998, respectively. These shares are reflected in the outstanding options table below in the year authorized. On January 25, 2000 an additional 2,000,000 shares were authorized for the 1993 Plan, subject to stockholder approval.

     As of January 2, 2000, total shares reserved for future issuance upon exercise of options are 11,936,616. Additional information with respect to stock options under the 1987, and 1993 Plans is as follows.

                                         Outstanding Options
                                         -------------------
                             Options
                            Available          Number of          Aggregate
                            for Grant           Shares              Price
                          -------------      -------------      -------------
December 29, 1996             1,568,222         11,960,802      $  73,998,349
   Options authorized         1,101,932                 --                 --
   Options granted             (538,700)           538,700          9,647,819
   Options exercised                 --         (1,885,954)        (9,700,388)
   Options canceled             222,816           (222,816)        (1,930,118)
                          -------------      -------------      -------------
December 28, 1997             2,354,270         10,390,732         72,015,662
   Options authorized         1,128,992                 --                 --
   Options granted           (2,952,100)         2,952,100         35,820,375
   Options exercised                 --         (1,386,954)        (6,808,432)
   Options canceled             643,122           (643,122)       (11,469,956)
                          -------------      -------------      -------------
January 3, 1999               1,174,284         11,312,756         89,557,649
   Options authorized         2,883,220                 --                 --
   Options granted           (2,958,470)         2,958,470         73,858,381
   Options exercised                 --         (3,433,644)       (18,166,437)
   Options canceled             135,192           (135,192)        (1,967,324)
                          -------------      -------------      -------------
January 2, 2000               1,234,226         10,702,390      $ 143,282,269
                          =============      =============      =============

A summary of stock options outstanding at January 2, 2000 is shown in the following table.

                                                 Options Outstanding                    Options Exercisable
                                                 -------------------                    --------------------
                                           Weighted Average      Weighted
                                              Remaining           Average                                Weighted
    Range of               Number          Contractual Life      Exercise             Number             Average
 Exercise Prices         Outstanding          (in years)           Price           Exercisable       Exercise Price
 ---------------         -----------       ----------------      --------          ------------      --------------
$ 2.25 - $ 7.38           3,566,196              3.37               $6.92            3,566,196            $6.92
  7.57 -  11.38           1,586,314              6.62                9.00            1,131,232             8.98
  11.88                   2,603,960              8.61               11.88              676,090            11.88
  12.63 - 29.94           2,945,920              9.66               24.91                9,650            20.86

     Under SFAS No. 123, the Company is required to estimate the fair value of each option on the date of the grant. The Company believes that the value of unvested options is indeterminable by reason of the vagaries of the stock market and other factors and opposes any requirement to place a value on an option grant. However, to comply with the disclosure provisions of SFAS No. 123, the Company used the Black-Scholes option pricing model to estimate the fair value of each option at the date of grant. The following weighted-average assumptions were used for 1999, 1998 and 1997: dividend yields of 0.40%, risk-free interest rate of 6% (5% in 1998), expected volatility of 40%, and expected lives of 6 years.

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

                                                           Fiscal Years Ended
                                                           ------------------
                                             January 2,         January 3,        December 28,
                                                  2000               1999                1997
                                             ---------          ---------           ---------
Net income (in thousands):
                    As reported               $ 68,338           $ 55,410            $ 64,555
                    Pro forma                   62,306             52,813              62,906

Net income per common share:
Basic               As reported                 $ 1.18             $ 0.99              $ 1.19
                    Pro forma                     1.08               0.95                1.16

Diluted             As reported                 $ 1.11             $ 0.93              $ 1.10
                    Pro forma                     1.01               0.89                1.08

5. INCOME TAXES

     The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands).

                                                           Fiscal Years Ended
                                                           ------------------
                                                 January 2,      January 3,    December 28,
                                                      2000            1999            1997
                                                ----------      ----------      ----------
Provision at statutory rate                     $   34,881      $   28,466      $   33,088
State taxes, net of federal benefit                    792           1,249           1,335
Tax exempt foreign sales corporation income           (792)         (1,290)         (1,998)
Research and Development tax credit                 (1,627)         (1,475)         (1,344)
Tax exempt income                                   (1,238)         (1,351)         (1,031)
Other                                                 (693)            321             (69)
                                                ----------      ----------      ----------
Provision for income taxes                      $   31,323      $   25,920      $   29,981
                                                ==========      ==========      ==========

     The components of the provision for income taxes are as follows (in thousands).

                                           Fiscal Years Ended
                                           ------------------
                                January 2,      January 3,    December 28,
                                     2000            1999            1997
                               ----------      ----------      ----------
Current provision              $   37,229      $   26,922      $   36,213
Deferred benefit                   (5,906)         (1,002)         (6,232)
                               ----------      ----------      ----------
Provision for income taxes     $   31,323      $   25,920      $   29,981
                               ==========      ==========      ==========

     Current state amounts included in the provision for income taxes include $1,750,000, $2,050,000, and $2,590,000 for the years ended 1999, 1998, and 1997, respectively.

     The components of the net deferred tax assets are as follows (in thousands).

                                     Fiscal Years Ended
                                     ------------------
                                  January 2,      January 3,
                                       2000            1999
                                 ----------      ----------
Sales and inventory reserves     $   16,815      $   12,852
Accrued expenses and other           12,541           8,011
Valuation allowance                  (3,973)         (3,973)
                                 ----------      ----------
Deferred tax assets                  25,383          16,890
Deferred tax liability               (8,786)         (6,199)
                                 ----------      ----------
Net deferred tax asset           $   16,597      $   10,691
                                 ==========      ==========

6. NET INCOME PER SHARE

     For fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000, "Net income per share, basic" and "Net income per share, diluted" are calculated as follows (in thousands).

                                                                    Per Share
                                     Net Income       Shares         Amounts
                                     ----------     ----------     ----------
As of December 28, 1997:

Net income per share, basic          $   64,555         54,412     $     1.19
                                                                   ==========
Dilutive effect of stock options             --          4,502
                                     ----------     ----------
Net income per share, diluted        $   64,555         58,914     $     1.10
                                     ==========     ==========     ==========

As of January 3, 1999:

Net income per share, basic          $   55,410         55,986     $     0.99
                                                                   ==========
Dilutive effect of stock options             --          3,928
                                     ----------     ----------
Net income per share, diluted        $   55,410         59,914     $     0.93
                                     ==========     ==========     ==========

As of January 2, 2000:

Net income per share, basic          $   68,338         57,704     $     1.18
                                                                   ==========
Dilutive effect of stock options             --          4,064
                                     ----------     ----------
Net income per share, diluted        $   68,338         61,768     $     1.11
                                     ==========     ==========     ==========

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders:

     We have audited the accompanying consolidated balance sheets of Dallas Semiconductor Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation and subsidiaries at January 2, 2000 and January 3, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP
Dallas, Texas
January 13, 2000

                          SUPPLEMENTARY FINANCIAL DATA
                (Unaudited) (Thousands, Except per Share Amounts)


                                                                 Fiscal Years
                                                         1998 and 1999 by Fiscal Quarter
                                                         -------------------------------
                                               1998                                               1999
                          -----------------------------------------------     -----------------------------------------------
                             1st         2nd          3rd          4th          1st          2nd          3rd          4th
                          --------     --------     --------     --------     --------     --------     --------     --------
Operating Summary:
Net sales                 $ 87,448     $ 87,029     $ 83,099     $ 85,032     $ 88,560     $ 94,015     $101,572     $108,204
Cost of sales               41,498       41,338       39,433       40,149       42,401       45,221       48,978       52,051
Operating income            18,734       19,314       18,553       19,614       20,414       21,644       23,950       26,079
Income before
   income taxes             19,871       20,611       19,682       21,166       22,064       23,281       25,690       28,626
Net income                  13,512       14,015       13,384       14,499       15,180       16,017       17,675       19,466

Net income per share,
   basic                  $   0.25     $   0.25     $   0.24     $   0.26     $   0.27     $   0.28     $   0.31     $   0.33

Net income per share,
   diluted                $   0.23     $   0.24     $   0.23     $   0.24     $   0.25     $   0.26     $   0.29     $   0.31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 2000, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference. Additional information with respect to executive officers of the Company is found in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Director Compensation" and "Executive Compensation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 2000, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, (other than the subsections entitled "Report of Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return Among the Company, S&P 500 Index and S&P Semiconductor Index"), are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Certain Beneficial Owners" and "Election of Directors" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 2000, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The subsection entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 25, 2000, and to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedule

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

The following consolidated financial statements of Dallas Semiconductor                       Pages in this Annual
Corporation are included in Item 8 of this Annual Report on Form 10-K.                        Report on Form 10-K
----------------------------------------------------------------------                        -------------------
Consolidated Statements of Income
  for each of the three fiscal years in the period ended January 2, 2000 .......                      13

Consolidated Balance Sheets at January 2, 2000 and January 3, 1999 .............                      14

Consolidated Statements of Cash Flows
  for each of the three fiscal years in the period ended January 2, 2000 .......                      15

Consolidated Statements of Stockholders' Equity
  for each of the three fiscal years in the period ended January 2, 2000 .......                      16

Notes to Consolidated Financial Statements .....................................                 16 - 22

Report of Ernst & Young LLP, Independent Auditors ..............................                      23

The following consolidated financial statement schedule of Dallas Semiconductor Corporation is included on the page set forth below.

                                                                                             Page in this Annual
                                                                                             Report on Form 10-K
                                                                                             -------------------
Schedule II.  Valuation Qualifying Accounts ....................................                     S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended January 2, 2000.

     (c)  Exhibits


                                 Previously Filed*
                        -----------------------------------
Exhibit            With File Number        As Exhibit         Description
-------            ----------------        ----------         -----------
3(a)-1             33-16924                3(a)-3             Restated Certificate of Incorporation of the Registrant
3(a)-2             Amdt. No. 2 to Form     3(a)-4             Amendment to Restated Certificate of Incorporation of the Registrant
                   10 0-16170
3(b)               Amdt. No. 2 to Form     3(b)-1             Bylaws of the Registrant, as amended
                   10 0-16170
+3(i)                                                         Amended and Restated Certificate of Incorporation of the Registrant
4(a)               1989 10-K 1-10464       4(a)               Specimen form of Certificate for Common Stock of the Registrant
4(b)               33-16924                4                  Specimen form of Certificate for Common Stock of the Registrant
4(c)               1999 8-K 1-10464        4.1                Shareholder Rights Agreement
**10(a)-1          33-16924                10(a)              1984 Stock Option Plan of the Registrant, as amended

                                 Previously Filed*
                        -----------------------------------
Exhibit            With File Number        As Exhibit         Description
-------            ----------------        ----------         -----------
**10(a)-2          33-24372                4.3.1              Form of Incentive Stock Option Agreement relating to 1984 Stock Option
                                                              Plan, as amended
**10(a)-3          33-24372                4.3.2              Form of Non-Qualified Stock Option Agreement relating to 1984 Stock
                                                              Option Plan, as amended
**10(b)-1          1991 10-K 1-10464       10(b)-1            Amended and Restated 1987 Stock Option Plan of the Registrant
**10(b)-2          33-24372                4.4.1              Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-3          33-24372                4.4.2              Form of Non-Qualified Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-4          1988 10-K 0-16170       10(b)-5            Form of Non-Qualified Stock Option Agreement relating to 1987 Stock
                                                              Option Plan, as amended (as granted on October 20, 1988)
**10(b)-5          1989 10-K 1-10464       10(b)-6            Forms of Non-Qualified Stock Option Agreements relating to options granted to employees under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the Registrant
                                                              on March 27, 1989)
**10(b)-6          1989 10-K 1-10464       10(b)-7            Forms of Non-Qualified Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as approved by the Compensation
                                                              Committee of the Board of Directors of the Registrant on March 27,
                                                              1989)
**10(b)-7          1989 10-K 1-10464       10(b)-8            Forms of Incentive Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the
                                                              1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the Registrant on March 27, 1989)
**10(c)-1          1989 10-K 1-10464       10(b)-9            Form of Special Option entered into by and between the Registrant and certain non-employee director optionees
**10(d)-1          1988 10-K 0-16170       10(c)-2            Form of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-2          1989 10-K 1-10464       10(c)-2            Forms of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-3          1989 10-K 1-10464       10(c)-3            Form of Amendment to Shareholder's Agreement between the Registrant and employee stockholders
**10(e)            1992 10-K 1-10464       10(e)              Officer and Key Employee Compensation Plan
**10(f)-1          1993 10-K 1-10464       10(f)-1            1993 Officer and Director Stock Option Plan of the Registrant
**10(f)-2          1993 10-K 1-10464       10(f)-2            Form of Stock Option Agreement relating to options granted to non-employee directors of the Registrant under the 1993 Officer and
                                                              Director Stock Option Plan
**10(f)-3          1993 10-K 1-10464       10(f)-3            Form of Stock Option Agreement relating to options granted to officers and employee directors of the Registrant under the 1993 Officer and
                                                              Director Stock Option Plan
**10(g)            1993 10-K 1-10464       10(g)              Executive Bonus Plan
10(h)              33-16924                10(h)              Form of Indemnification Agreement between the Registrant and its officers and directors
10(i)              1992 10-K 1-10464       10(i)              Lease Agreement by and between O.B. English, as Landlord, and the
                                                              Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood
                                                              Parkway)
**10(iii)  (A)     1998 10-K 1-10464                          Executive Deferred Compensation Plan
**10(iii)  (A)     1998 10-K 1-10464                          Executive Deferred Compensation Plan Trust
+**10(iii) (A)                                                Amended 1987 Stock Option Plan
+**10(iii) (B)                                                Amendment to Executive Bonus Plan
**10(iii)  (A)     333-89945               4.3                Employee Stock Purchase Plan
+**10(iii) (C)                                                Agreement between the Registrant and C.V. Prothro, dated May 20, 1999
+**10(iii) (D)                                                Agreement between the Registrant and Chao C. Mai, dated May 20, 1999
+**10(iii) (E)                                                Agreement between the Registrant and Michael L. Bolan, dated May 20,
                                                              1999
+**10(iii) (F)                                                Agreement between the Registrant and Alan P. Hale, dated May 20, 1999
21                 1990 10-K 1-10464       22                 Subsidiaries of the Registrant
+23                                                           Consent of Independent Auditors
+27                                                           Financial Data Schedule

--------------
     *Incorporated herein by reference. Abbreviations used are as follows: Admt. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,

1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464; 1997 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 1-10464; 1998 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, File No. 1-10464.

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

     Dated: March 7, 2000

                          DALLAS SEMICONDUCTOR CORPORATION


                          By: /s/ C.V. Prothro
                              --------------------------------------------------
                              C.V. Prothro, Chairman of the Board of Directors, President and Chief Executive Officer

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


               Signature                                     Title                                  Date
               ---------                                     -----                                  ----
/s/ C.V. Protho                                Chairman of the Board of Directors,             March 7, 2000
------------------------------------------     President and Chief Executive Officer
C.V. Prothro

/s/ Alan P. Hale                               Vice President - Finance                        March 7, 2000
------------------------------------------
Alan P. Hale

/s/ Chao C. Mai                                Senior Vice President and Director              March 7, 2000
------------------------------------------
Chao C. Mai

/s/ Michael L. Bolan                           Vice President - Marketing and Product          March 7, 2000
------------------------------------------     Development and Director
Michael L. Bolan

/s/ Richard L. King                            Director                                        March 7, 2000
------------------------------------------
Richard L. King

/s/ M.D. Sampels                               Director                                        March 7, 2000
------------------------------------------
M.D. Sampels

/s/ Carmelo J. Santoro                         Director                                        March 7, 2000
------------------------------------------
Carmelo J. Santoro

                                                                     SCHEDULE II

                        DALLAS SEMICONDUCTOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                               Fiscal Years Ended
             December 28, 1997, January 3, 1999 and January 2, 2000

                                                                      Additions
                                                  Balance at          Charged to                          Balance
                                                  Beginning           Costs and                           at End
Classification                                    of Period            Expenses        Deductions        of Period
--------------                                    ----------          ----------       ----------        ---------
Allowance for doubtful accounts:
         1997                                    $   373,000        $     8,600        $     1,600      $   380,000
         1998                                    $   380,000        $ 1,805,000        $ 1,755,000      $   430,000
         1999                                    $   430,000        $    77,000        $    27,000      $   480,000

Distributor returns and allowances:
         1997                                    $15,893,000        $59,420,000        $58,230,000      $17,083,000
         1998                                    $17,083,000        $61,417,000        $63,262,000      $15,248,000
         1999                                    $15,248,000        $89,161,000        $83,882,000      $20,527,000

                               INDEX TO EXHIBITS

                               Description
Exhibit                        -----------
  No.              With File Number        As Exhibit
-------            ----------------        ----------
3(a)-1             33-16924                3(a)-3             Restated Certificate of Incorporation of the Registrant
3(a)-2             Amdt. No. 2 to Form     3(a)-4             Amendment to Restated Certificate of Incorporation of the Registrant
                   10 0-16170
3(b)               Amdt. No. 2 to Form     3(b)-1             Bylaws of the Registrant, as amended
                   10 0-16170
+3(i)                                                         Amended and Restated Certificate of Incorporation of the Registrant
4(a)               1989 10-K 1-10464       4(a)               Specimen form of Certificate for Common Stock of the Registrant
4(b)               33-16924                4                  Specimen form of Certificate for Common Stock of the Registrant
4(c)               1999 8-K 1-10464        4.1                Shareholder Rights Agreement
**10(a)-1          33-16924                10(a)              1984 Stock Option Plan of the Registrant, as amended
**10(a)-2          33-24372                4.3.1              Form of Incentive Stock Option Agreement relating to 1984 Stock Option
                                                              Plan, as amended
**10(a)-3          33-24372                4.3.2              Form of Non-Qualified Stock Option Agreement relating to 1984 Stock
                                                              Option Plan, as amended
**10(b)-1          1991 10-K 1-10464       10(b)-1            Amended and Restated 1987 Stock Option Plan of the Registrant
**10(b)-2          33-24372                4.4.1              Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-3          33-24372                4.4.2              Form of Non-Qualified Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-4          1988 10-K 0-16170       10(b)-5            Form of Non-Qualified Stock Option Agreement relating to 1987 Stock
                                                              Option Plan, as amended (as granted on October 20, 1988)
**10(b)-5          1989 10-K 1-10464       10(b)-6            Forms of Non-Qualified Stock Option Agreements relating to options granted to employees under the 1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the Registrant
                                                              on March 27, 1989)
**10(b)-6          1989 10-K 1-10464       10(b)-7            Forms of Non-Qualified Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the 1987 Stock Option Plan (as approved by the Compensation
                                                              Committee of the Board of Directors of the Registrant on March 27,
                                                              1989)
**10(b)-7          1989 10-K 1-10464       10(b)-8            Forms of Incentive Stock Option Agreements relating to options granted to director-level employees and officers of the Registrant under the
                                                              1987 Stock Option Plan (as approved by the Compensation Committee of the Board of Directors of the Registrant on March 27, 1989)
**10(c)-1          1989 10-K 1-10464       10(b)-9            Form of Special Option entered into by and between the Registrant and certain non-employee director optionees
**10(d)-1          1988 10-K 0-16170       10(c)-2            Form of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-2          1989 10-K 1-10464       10(c)-2            Forms of Shareholder's Agreement between the Registrant and employee stockholders
**10(d)-3          1989 10-K 1-10464       10(c)-3            Form of Amendment to Shareholder's Agreement between the Registrant and employee stockholders
**10(e)            1992 10-K 1-10464       10(e)              Officer and Key Employee Compensation Plan
**10(f)-1          1993 10-K 1-10464       10(f)-1            1993 Officer and Director Stock Option Plan of the Registrant
**10(f)-2          1993 10-K 1-10464       10(f)-2            Form of Stock Option Agreement relating to options granted to non-employee directors of the Registrant under the 1993 Officer and
                                                              Director Stock Option Plan
**10(f)-3          1993 10-K 1-10464       10(f)-3            Form of Stock Option Agreement relating to options granted to officers and employee directors of the Registrant under the 1993 Officer and
                                                              Director Stock Option Plan
**10(g)            1993 10-K 1-10464       10(g)              Executive Bonus Plan
10(h)              33-16924                10(h)              Form of Indemnification Agreement between the Registrant and its officers and directors
10(i)              1992 10-K 1-10464       10(i)              Lease Agreement by and between O.B. English, as Landlord, and the
                                                              Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood
                                                              Parkway)
**10(iii)(A)      1998 10-K 1-10464                           Executive Deferred Compensation Plan
**10(iii)(A)      1998 10-K 1-10464                           Executive Deferred Compensation Plan Trust
+**10(iii)(A)                                                 Amended 1987 Stock Option Plan
+**10(iii)(B)                                                 Amendment to Executive Bonus Plan
**10(iii)(A)      333-89945               4.3                 Employee Stock Purchase Plan
+**10(iii)(C)                                                 Agreement between the Registrant and C.V. Prothro, dated May 20, 1999
+**10(iii)(D)                                                 Agreement between the Registrant and Chao C. Mai, dated May 20, 1999
+**10(iii)(E)                                                 Agreement between the Registrant and Michael L. Bolan, dated May 20,
                                                              1999
+**10(iii)(F)                                                 Agreement between the Registrant and Alan P. Hale, dated May 20, 1999
21                 1990 10-K 1-10464       22                 Subsidiaries of the Registrant
+23                                                           Consent of Independent Auditors
+27                                                           Financial Data Schedule

----------
     *Incorporated herein by reference. Abbreviations used are as follows: Admt. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30 1990; File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's Annual Report on Form
10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464; 1997 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 1-10464; 1998 10-K is th Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, File No. 1-10464.

     + Filed herewith
    ** Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).