Form 10-Q
period 2000-04-02
DALLAS SEMICONDUCTOR CORP
filed 2000-05-17
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 2, 2000
                                        -------------

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

Number of shares outstanding of the registrant's Common Stock as of May 8, 2000:
60,176,898.
-----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.         FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS                                    PAGE NO.
                                                                        --------

Condensed Consolidated Statements of Income (Unaudited)
  Three months ended April 2, 2000 and April 4, 1999 .......................  3

Condensed Consolidated Balance Sheets
  April 2, 2000 (Unaudited) and January 2, 2000 ............................  4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three months ended April 2, 2000 and April 4, 1999 .......................  5

Notes to Condensed Consolidated Financial Statements .......................  6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................  7 - 9


PART II.        OTHER INFORMATION


ITEMS 1. THROUGH 4. .......................................................  10

ITEM 5. OTHER INFORMATION .................................................  10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................  10

SIGNATURE .................................................................  11

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                  Three months
                                                                     ended
                                                           -------------------------
(In thousands, except                                         Apr. 2,        Apr. 4,
  per share amounts)                                             2000           1999
---------------------                                      ----------     ----------

Net sales                                                  $  118,115     $   88,560

Operating costs and expenses:
 Cost of sales                                                 56,632         42,401
 Research and development                                      14,489         11,653
 Selling, general and administrative                           17,578         14,092
                                                           ----------     ----------

 Total costs and expenses                                      88,699         68,146
                                                           ----------     ----------

Operating income                                               29,416         20,414
Interest income, net                                            2,640          1,650
                                                           ----------     ----------

Income before income taxes                                     32,056         22,064
Provision for income taxes                                     10,354          6,884
                                                           ----------     ----------

Net income                                                 $   21,702     $   15,180
                                                           ==========     ==========


Net income per share, basic                                $     0.36     $     0.27
Net income per share, diluted                              $     0.34     $     0.25
                                                           ----------     ----------

Shares used to calculate net income per share:
   Basic                                                       59,726         56,770
   Diluted                                                     63,818         60,762
                                                           ----------     ----------

Dividends declared per share                               $   0.0325     $    0.025
                                                           ----------     ----------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          Apr. 2,         Jan. 2,
(Dollars in thousands, except per share amounts)             2000            2000
------------------------------------------------       ----------      ----------
                                                       (Unaudited)
Assets

Current assets:
 Cash and short-term investments                       $  205,957      $  192,403
 Accounts receivable, net                                  64,981          54,188
 Inventories                                               76,342          75,518
 Deferred tax assets                                       16,629          16,597
 Other current assets                                      10,101           9,306
                                                       ----------      ----------

Total current assets                                      374,010         348,012

Property, plant and equipment, at cost:
 Land                                                       8,775           8,775
 Building and improvements                                 83,728          82,991
 Machinery and equipment                                  389,897         375,999
                                                       ----------      ----------
                                                          482,400         467,765
Less accumulated depreciation                            (271,396)       (257,549)
                                                       ----------      ----------
   Property, plant and equipment, net                     211,004         210,216

Other assets                                                7,409           7,032
                                                       ----------      ----------
                                                       $  592,423      $  565,260
                                                       ==========      ==========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                      $   29,903      $   29,064
 Accrued salaries and benefits                             12,281          16,215
 Accrued taxes other than income                            2,540           4,559
 Other accrued liabilities                                 11,611          11,608
 Income taxes payable                                       3,308           3,072
                                                       ----------      ----------

 Total current liabilities                                 59,643          64,518

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                                      --              --
 Common stock, $0.02 par value; 100,000,000
   shares authorized; issued:
   61,002,536 shares at April 2, 2000, and
   60,100,166 shares at January 2, 2000                     1,220           1,210
 Additional paid-in capital                               176,502         160,466
 Retained earnings                                        378,605         358,847
 Treasury stock, shares at cost:
   1,048,812 shares at April 2, 2000
   and 939,152 at January 2, 2000                         (23,547)        (19,781)
                                                       ----------      ----------

 Total stockholders' equity                               532,780         500,742
                                                       ----------      ----------
                                                       $  592,423      $  565,260
                                                       ==========      ==========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Three Months Ended
                                                                 --------------------------
                                                                    Apr. 2,         Apr. 4,
(Thousands)                                                            2000            1999
-----------                                                      ----------      ----------
Cash flows from operating activities:
Net income                                                       $   21,702      $   15,180
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                                         13,847          12,038
Net change in working capital accounts                               (9,278)         (1,299)
                                                                 ----------      ----------

Net cash provided by operating activities                            26,271          25,919
                                                                 ----------      ----------

Cash flows from investing activities:
Additions to property, plant and equipment                          (14,635)        (13,390)
Increase in other assets                                               (377)         (1,458)
                                                                 ----------      ----------

Net cash used in investing activities                               (15,012)        (14,848)
                                                                 ----------      ----------

Cash flows from financing activities:
Proceeds from issuance of stock
 upon exercise of stock options                                       8,005           1,871
Purchase of treasury stock                                           (3,766)         (3,117)
Dividends paid to shareholders                                       (1,944)         (1,423)
                                                                 ----------      ----------

Net cash provided by (used in) financing activities                   2,295          (2,669)
                                                                 ----------      ----------

Net change in cash and equivalents                                   13,554           8,402

Cash and short-term investments at
  beginning of period                                               192,403         127,996
                                                                 ----------      ----------

Cash and short-term investments at end of period                 $  205,957      $  136,398
                                                                 ==========      ==========

Cash payments for income taxes                                   $    2,109      $    2,485


Supplementary schedule of non-cash financing activities:
  Reduction of income tax payable and increase
  in paid-in capital resulting from the tax
  benefit of stock option exercises                              $    8,041      $    2,272



See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 2, 2000. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at April 2, 2000 and January 2, 2000, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. Results of operations for the three month period ended April 2, 2000 are not necessarily indicative of results to be expected for the full year.

2.  SHORT-TERM INVESTMENTS (In thousands)

                                                           Three Months Ended
                                                       --------------------------
                                                          Apr. 2,        Apr. 4,
                                                             2000            1999
                                                       ----------      ----------

Short-term investments at beginning of period          $  175,320      $  123,780
Purchases of short-term investments                         7,578          22,638
Maturities of short-term investments                       (1,470)           (475)
Sales of short-term investments                            (2,624)        (15,122)
                                                       ----------      ----------

Short-term investments at end of period                $  178,804      $  130,821
                                                       ==========      ==========

The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and five years from the purchase date. Short-term investments consist of corporate notes, municipal bonds, commercial paper and money market funds. Such investments are carried at amounts that approximate their fair market value based on quoted market prices.

3.  INVENTORIES (In thousands)

                                                          Apr. 2,        Jan. 2,
                                                             2000           2000
                                                       ----------     ----------

Raw materials                                          $   11,855     $    8,760
Work-in-process                                            52,096         54,065
Finished goods                                             12,391         12,693
                                                       ----------     ----------
                                                       $   76,342     $   75,518
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

RESULTS OF OPERATIONS

Net sales for the first quarter of 2000 were $118,115,000, an increase of 33% over the first quarter of 1999. The Company's revenue by product group is shown in the table below.

NET SALES
(In millions)
-------------
                                                                                              Change
Product Groups                         Q199       Q299       Q399       Q499       Q100     Q100-Q199
--------------                        ------     ------     ------     ------     ------    ---------
Communications                        $ 13.2     $ 14.7     $ 17.3     $ 23.0     $ 25.1         90%
1-Wire & Network Computing              20.5       21.8       23.4       25.2       22.4          9%
Mixed Signal                            54.9       57.5       60.9       60.0       70.6         29%
                                      ------     ------     ------     ------     ------     ------
Company Total                         $ 88.6     $ 94.0     $101.6     $108.2     $118.1         33%
                                      ------     ------     ------     ------     ------     ------

Gross margins were 52.1% during both the first three months of 2000 and the same period in 1999. Gross margins remained stable as efficiencies resulting from higher production volumes were offset by some duplicate production costs related to the transition of certain testing and module assembly processes to subcontractors in the Philippines.

Research and development ("R&D") expenses for the first quarter of 2000 increased 24% from the first quarter of 1999. The increase resulted primarily from an increase in headcount and the associated costs. R&D expenses as a percent of sales decreased to 12.3% in the first quarter of 2000 from 13.2% for the same period in 1999. This was primarily due to higher sales volume.

Selling, general, and administrative ("SG&A") expenses for the first quarter of 2000 increased 25% compared with the first quarter of 1999. The increase was due primarily to both higher personnel costs and a higher headcount. SG&A expenses as a percent of net sales decreased to 14.9% for the first quarter of 2000 from 15.9% for the first quarter of 1999 primarily due to higher sales volume.

                        DALLAS SEMICONDUCTOR CORPORATION

Operating income increased 44% for the first quarter of 2000 compared to the first quarter of 1999. Increased sales and stable gross margins, partially offset by higher operating expenses, produced higher operating income. Operating income as a percent of sales increased to 24.9% for the first quarter of 2000 from 23.1% for the first quarter of 1999.

Net interest income for the first quarter of 2000 increased by $989,000 or 60% over the first quarter of 1999. The increase in net interest income is due primarily to higher average cash balances. Any substantial change in the Company's cash and short term investments and changes in interest rates will continue to affect net interest income.

The Company's effective tax rate increased to 32.3% in the first quarter of 2000 from 31.2% in the first quarter of 1999. This increase was primarily due to a decline in tax exempt interest income.

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

FINANCIAL CONDITION

Cash and short-term investments were $206.0 million at the end of the first quarter of 2000, compared with $192.4 million at the end of fiscal year 1999. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first three months of 2000 of $26.3 million offset by investments in property, plant and equipment of $14.6 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

                        DALLAS SEMICONDUCTOR CORPORATION

Capital additions were $14.6 million in the first quarter of 2000, compared to $13.4 million for the same period of 1999. Capital expenditures for the first quarter of 2000 related primarily to wafer fabrication and test equipment. Total capital expenditures for 2000 are estimated to be approximately $120 million and will be used primarily for wafer fabrication, manufacturing and test equipment. Included in estimated capital expenditures for fiscal 2000 is approximately $30 million relating to the structural expansion of the Company's wafer fabrication facility. This expansion is expected to be completed in the first quarter of 2001.

As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 2,000,000 shares of the Company's common stock. As of April 2, 2000, a total of 1,297,562 shares, totaling $25,344,945 have been purchased under this stock repurchase program and recorded using the cost method.

On February 28, 2000 a two-for-one stock split in the form of a 100% stock dividend was paid to stockholders of record on February 7, 2000. Also a cash dividend of $0.065 on each outstanding share of common stock, was paid on February 28, 2000, to shareholders of record on February 7, 2000. The cash dividend paid on February 28, 2000 was paid on a pre-split basis. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been restated to reflect this stock split.

                        DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION

ITEMS 1.-4.  Not Applicable


ITEM 5.  OTHER INFORMATION

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)         Exhibit 27.1 - Financial Data Schedule

  (b)         Reports on Form 8-K

              A Current Report on Form 8-K was filed on March 24, 2000, reporting with respect to changes in the Registrant's certifying accountant. Said Form 8-K was amended by a Form 8-K/A filed on April 6, 2000, reporting as follows: At a meeting held on March 22, 2000, the Audit Committee of the Board of Directors of the Registrant determined not to renew the engagement of Ernst & Young LLP to audit the consolidated financial statements of the Registrant for the 2000 fiscal year and selected KPMG LLP to audit the Registrant's consolidated financial statements for the 2000 fiscal year. KPMG, LLP has accepted the engagement. This change in accountants may be construed as "dismissal" of Ernst & Young LLP within the meaning of Item 304(a)(1)(i) of Regulation S-K of the Securities and Exchange Commission. The reports of Ernst & Young LLP on the financial statements of the Registrant for the past two fiscal years ended January 2, 2000, and January 3, 1999, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's two most recent fiscal years ended January 2, 2000 and January 3, 1999, and the subsequent interim period ended March 22, 2000, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreement(s), if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement(s) in its reports. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred. Other than the engagement of KPMG LLP to audit the Registrant's consolidated financial statements for the 2000 fiscal year reported in paragraph two above, none of the reportable events listed in Item 304(a)(2) of Regulation S-K occurred.

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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------
          Alan P. Hale
          Vice President, Finance

Date:     May 15, 2000
          ------------

                              EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

 27.1                         Financial Data Schedule