Form 10-Q
period 2000-07-02
DALLAS SEMICONDUCTOR CORP
filed 2000-08-16
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 2, 2000
                                       ------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to ___________

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

                                                                 Yes [X]  No [ ]


Number of shares outstanding of the registrant's Common Stock as of August 7,
     2000: 60,421,457.
           -----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                           PAGE NO.
                                                                        --------
Condensed Consolidated Statements of Income (Unaudited)
  Three months and six months ended July 2, 2000
  and July 4, 1999 ....................................................   3

Condensed Consolidated Balance Sheets
  July 2, 2000 (Unaudited) and January 2, 2000 ........................   4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six months ended July 2, 2000 and July 4, 1999 ......................   5

Notes to Condensed Consolidated Financial Statements ..................   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .......................... 7-9


PART II. OTHER INFORMATION

ITEMS 1. THROUGH 3. ...................................................  10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  10

ITEM 5.  OTHER INFORMATION ............................................  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................  10

SIGNATURE .............................................................  11

EXHIBIT 27.1 .......................................................... FDS

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three months              Six months
                                                           Ended                     Ended
                                                   ---------------------     ---------------------
(In thousands, except                               July 2,      July 4,      July 2,      July 4,
  per share amounts)                                 2000         1999         2000         1999
---------------------                              --------     --------     --------     --------
Net sales                                          $129,768     $ 93,622     $247,370     $181,569

Operating costs and expenses:
 Cost of sales                                       61,596       45,221      118,228       87,622
 Research and development                            16,039       12,381       30,528       24,034
 Selling, general and administrative                 19,438       14,769       37,016       28,861
                                                   --------     --------     --------     --------

 Total costs and expenses                            97,073       72,371      185,772      140,517
                                                   --------     --------     --------     --------

Operating income                                     32,695       21,251       61,598       41,052

License fees, net                                       590          393        1,103        1,006
Interest income, net                                  2,857        1,637        5,497        3,287
                                                   --------     --------     --------     --------

Income before income taxes                           36,142       23,281       68,198       45,345
Provision for income taxes                           11,746        7,264       22,100       14,148
                                                   --------     --------     --------     --------

Net income                                         $ 24,396     $ 16,017     $ 46,098     $ 31,197
                                                   ========     ========     ========     ========


Net income per share, basic                        $   0.41     $   0.28     $   0.77     $   0.55
Net income per share, diluted                      $   0.38     $   0.26     $   0.72     $   0.51
                                                   --------     --------     --------     --------

Shares used to calculate net income per share:
   Basic                                             60,148       57,444       59,937       57,106
   Diluted                                           64,200       61,554       64,009       61,158
                                                   --------     --------     --------     --------

Dividends declared per share                       $ 0.0325     $  0.025     $  0.065     $   0.05
                                                   --------     --------     --------     --------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share                      July 2,        Jan. 2,
  and per share amounts)                          2000           2000
---------------------------                     ---------      ---------
                                               (Unaudited)
Assets

Current assets:
 Cash and cash equivalents                      $  32,768      $  17,083
 Short-term investments                           211,527        175,320
 Accounts receivable, net                          82,669         54,188
 Inventories                                       76,124         75,518
 Deferred tax assets                               17,688         16,597
 Other current assets                              10,923          9,306
                                                ---------      ---------

Total current assets                              431,699        348,012

Property, plant and equipment, at cost:
 Land                                               8,775          8,775
 Building and improvements                         90,821         82,991
 Machinery and equipment                          412,771        375,999
                                                ---------      ---------
                                                  512,367        467,765
Less accumulated depreciation                    (285,981)      (257,549)
                                                ---------      ---------
   Property, plant and equipment, net             226,386        210,216

Other assets                                       11,153          7,032
                                                ---------      ---------
                                                $ 669,238      $ 565,260
                                                =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                               $  50,206      $  29,064
 Accrued salaries and benefits                     17,375         16,215
 Accrued taxes other than income                    3,158          4,559
 Other accrued liabilities                         27,205         11,608
 Income taxes payable                              11,434          3,072
                                                ---------      ---------

 Total current liabilities                        109,378         64,518

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                              --             --
 Common stock, $0.02 par value; 100,000,000
   shares authorized; issued:
   61,355,965 shares at July 2, 2000, and
   60,100,166 shares at January 2, 2000             1,227          1,210
 Additional paid-in capital                       183,813        160,466
 Retained earnings                                401,044        358,847
 Treasury stock, shares at cost:
   1,111,163 shares at July 2, 2000
   and 939,152 at January 2, 2000                 (26,224)       (19,781)
                                                ---------      ---------

 Total stockholders' equity                       559,860        500,742
                                                ---------      ---------
                                                $ 669,238      $ 565,260
                                                =========      =========

See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                        ------------------------
                                                         July 2,        July 4,
(In thousands)                                            2000           1999
--------------                                          ---------      ---------
Cash flows from operating activities:
Net income                                              $  46,098      $  31,197
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Tax benefit of stock option exercises                  (11,575)        (7,761)
   Depreciation                                            28,432         24,346
   Net change in working capital accounts                  36,215          9,395
                                                        ---------      ---------

Net cash provided by operating activities                  99,170         57,177
                                                        ---------      ---------

Cash flows from investing activities:
 Purchases of short-term investments                      (78,516)       (33,657)
 Sales and maturities of short-term investments            42,309         15,922
 Additions to property, plant and equipment               (44,602)       (24,751)
 Increase in other assets                                  (4,121)        (1,343)
                                                        ---------      ---------

Net cash used in investing activities                     (84,930)       (43,829)
                                                        ---------      ---------

Cash flows from financing activities:
 Proceeds from issuance of stock
  upon exercise of stock options                           11,789          6,111
 Purchase of treasury stock                                (6,443)        (7,588)
 Dividends paid to shareholders                            (3,901)        (2,863)
                                                        ---------      ---------

Net cash provided by (used in) financing activities         1,445         (4,340)
                                                        ---------      ---------

Net change in cash and cash equivalents                    15,685          9,008

Cash and cash equivalents at beginning of period           17,083          4,216
                                                        ---------      ---------

Cash and cash equivalents at end of period                 32,768         13,224
Short-term investments at end of period                   211,527        141,515
                                                        ---------      ---------

Cash and short-term investments at end of period        $ 244,295      $ 154,739
                                                        =========      =========



Cash payments for income taxes                          $   3,256      $  10,683


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 2, 2000. Certain reclassifications have been made to prior period balances to conform with the current period presentation. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at July 2, 2000 and January 2, 2000, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. Results of operations for the three and six month periods ended July 2, 2000 are not necessarily indicative of results to be expected for the full year.

2.  LICENSE FEES

Revenue from the licensing of the Company's intellectual property is recognized as contractual obligations are met and revenue is earned.

3.  SHORT-TERM INVESTMENTS

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

4.  INVENTORIES (In thousands)

                    July 2,     Jan. 2,
                     2000        2000
                    -------     -------
Raw materials       $12,493     $ 8,760
Work-in-process      52,497      54,065
Finished goods       11,134      12,693
                    -------     -------
                    $76,124     $75,518
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


RESULTS OF OPERATIONS

Net sales for the second quarter of 2000 were $129,768,000, an increase of 39% over the second quarter of 1999. The Company's revenue by product group is shown in the table below.

Product Group Information
(In millions)

                                                                                        Change
                                   Q299       Q399       Q499       Q100       Q200    Q200-Q299
                                  ------     ------     ------     ------     ------   ---------
Communications                    $ 14.7     $ 17.3     $ 23.0     $ 25.1     $ 28.1      91%
1-Wire & Network Computing          21.4       23.0       24.5       21.9       20.6      (4)%
Mixed Signal                        57.5       60.9       60.0       70.6       81.1      41%
                                  ------     ------     ------     ------     ------     ---
Net Sales                         $ 93.6     $101.2     $107.5     $117.6     $129.8      39%
                                  ------     ------     ------     ------     ------     ---

Orders                            $ 96.6     $114.4     $115.0     $152.4     $177.7      84%
                                  ------     ------     ------     ------     ------     ---

90 day Order Backlog              $ 44.7     $ 51.9     $ 59.3     $ 69.7     $ 94.9     112%
                                  ------     ------     ------     ------     ------     ---

The Company's backlog at any particular date may not be representative of actual sales for any succeeding period because lead times for the release of purchase orders depend upon the scheduling practices of individual customers, the delivery times can be affected by scheduling factors and other manufacturing considerations, the rate of booking new orders can vary significantly from month to month, and the possibility of customer changes in delivery schedules or cancellations of orders.

Gross margins increased for the first six months of 2000 to 52.2% from 51.7% during the same period in 1999. Gross margins increased in the second quarter of 2000 to 52.5% from 51.7% in the second quarter of 1999. Gross margins increased primarily due to efficiencies resulting from higher production volumes.

Research and development ("R&D") expenses for the second quarter of 2000 increased 30% from the second quarter of 1999 due primarily to higher personnel costs. R&D expenses for the first six months of 2000 increased 27%, as compared to the same period in 1999. R&D expenses as a percent of sales decreased to 12.4% from 13.2% for the second quarter of 2000 and 1999, respectively. R&D expenses as a percent of net sales decreased to 12.3% for the first six months of 2000 from 13.2% during the same period in 1999.

                        DALLAS SEMICONDUCTOR CORPORATION

Selling, general, and administrative ("SG&A") expenses increased 32% for the second quarter of 2000 and 28% for the first six months of 2000 as compared to the same periods in 1999. The increase was due primarily to higher personnel costs. SG&A expenses as a percent of net sales was 15.0% for the three and six month periods ended July 2, 2000 as compared to 15.8% and 15.9% respectively, for the same periods ended July 4, 1999.

Operating income increased 54% and 50% for the second quarter of 2000 and the first six months of 2000 over the same periods in 1999, respectively. Increased sales and gross margins, partially offset by higher operating expenses, produced higher operating income in both periods. Operating income as a percent of sales was 24.6% and 24.9% for the three and six month periods ended July 2, 2000 as compared to 23.1% and 22.6% respectively, for the same periods ended July 4, 1999.

Net license fees, previously reported as a component of net sales, were reclassified for all periods presented as a separate line item on the income statement. Net license fees, were $590,000 and $1,103,000 for the first three and six months of 2000 as compared to $393,000 and $1,006,000 for the first three and six months of 1999. License fees are a direct result of successful and ongoing efforts to license the Company's battery charger patents to third parties. The amount and timing of future income from licensing agreements cannot be precisely forecast.

Net interest income for the second quarter of 2000 increased by $1,220,000 or 75% over the second quarter of 1999. Net interest income increased by $2,210,000 or 67% for the first six months of 2000 over the same period in 1999. The increase in net interest income is due primarily to gains on the sales of investments, higher average cash balances and an increase in the ratio of taxable to tax exempt investments. Changes in interest rates will continue to affect net interest income as well as any substantial change in the Company's cash and short term investments.

The Company's effective tax rate was 32.5% in the second quarter and 32.4% for first six months of 2000 as compared to 31.2% for the same periods in 1999. This increase was primarily due to a decline in tax exempt interest income.

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

                        DALLAS SEMICONDUCTOR CORPORATION


FINANCIAL CONDITION

Cash and short-term investments were $244.3 million at the end of the second quarter of 2000, compared with $192.4 million at the end of fiscal year 1999. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first six months of 2000 of $99.2 million being offset by investments in property, plant and equipment of $44.6 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $30.0 million in the second quarter of 2000, compared to $11.4 million for the same period of 1999. Capital expenditures for the second quarter of 2000 related primarily to wafer fabrication and test equipment. Total capital expenditures for 2000 are estimated to be approximately $125 million and will be used primarily for wafer fabrication, manufacturing and test equipment. Included in estimated capital expenditures for fiscal 2000 is approximately $25 million relating to the structural expansion of the Company's wafer fabrication facility. This structural expansion, expected to be completed in March 2001 for a total cost of approximately $40 million, will create additional clean room space and related support areas needed for higher production levels. Depending on wafer process complexity, the new space when fully equipped will expand the Company's wafer production capacity by approximately 40 percent.

As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 2,000,000 shares of the Company's common stock. As of July 2, 2000, a total of 1,359,913 shares, totaling $28,051,590 have been purchased under this stock repurchase program and recorded using the cost method.

A cash dividend of $0.0325 on each outstanding share of common stock, was paid on June 1, 2000, to shareholders of record on May 15, 2000.

                        DALLAS SEMICONDUCTOR CORPORATION


PART II. OTHER INFORMATION

ITEMS 1.- 3.

  Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on April 25, 2000.

(b) (c) (d)        The following items were presented to the stockholders with the following results.

         Election of Directors:                                    Votes
                                               Votes For         Withheld
                                              ----------         --------
         C.V. Prothro                         55,053,517          428,236
         Chao C. Mai                          55,052,911          428,842
         Michael L. Bolan                     55,043,241          438,512
         Richard L. King                      55,305,631          176,122
         M.D. Sampels                         55,297,111          184,642
         Carmelo J. Santoro                   55,301,311          180,442

                                              Votes                   Broker
                                Votes For    Against  Abstentions    Non-Votes
                                ----------   -------  -----------    ---------
Approval of the
Employee Stock Purchase
Plan                            54,420,391   657,188     403,173       1,001


                                                 Votes                        Broker
                               Votes For        Against     Abstentions      Non-Votes
                               ----------     ----------    -----------      ---------
Approval of the 1993
Officer and Director Stock
Option Plan, as Amended        33,085,109     21,965,151        429,952          1,541


ITEM 5.  OTHER INFORMATION

  Not applicable.


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

DALLAS SEMICONDUCTOR CORPORATION


By:       /s/ Alan P. Hale
          ----------------
          Alan P. Hale
          Vice President, Finance and Chief Financial Officer

Date:     August 15, 2000
          -----------------

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                      DESCRIPTION
  -------                     -----------
   27.1                       Financial Data Schedule