Form 10-Q
period 2000-10-01
DALLAS SEMICONDUCTOR CORP
filed 2000-11-15
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 2000
                                        ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    ---------

         Commission file number   1-10464
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

Number of shares outstanding of the registrant's Common Stock as of November 3,
  2000: 60,756,113.
        ----------

                        DALLAS SEMICONDUCTOR CORPORATION

                               INDEX TO FORM 10-Q



                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income (Unaudited)
  Three months and nine months ended October 1, 2000 and October 3, 1999 ................      3

Condensed Consolidated Balance Sheets
  October 1, 2000 (Unaudited) and January 2, 2000 .......................................      4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine months ended October 1, 2000 and October 3, 1999 .................................      5

Notes to Condensed Consolidated Financial Statements ....................................  6 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ............................................  7 - 9

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK .....................     10

PART II. OTHER INFORMATION

ITEMS 1. THROUGH 5. .....................................................................     10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................................     10

SIGNATURE ...............................................................................     11

EXHIBIT 27.1

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        DALLAS SEMICONDUCTOR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                       Three months               Nine months
                                                          Ended                      Ended
                                                   ---------------------     ---------------------
(In thousands, except                               Oct. 1,      Oct. 3,      Oct. 1,      Oct. 3,
  per share amounts)                                 2000         1999         2000         1999
----------------------------------                 --------     --------     --------     --------
Net sales                                          $139,456     $101,180     $386,826     $282,748

Operating costs and expenses:
 Cost of sales                                       65,729       48,978      183,957      136,600
 Research and development                            17,510       12,799       48,038       36,833
 Selling, general and administrative                 20,591       15,845       57,607       44,706
                                                   --------     --------     --------     --------

 Total costs and expenses                           103,830       77,622      289,602      218,139
                                                   --------     --------     --------     --------

Operating income                                     35,626       23,558       97,224       64,609

License fees, net                                       590          393        1,693        1,399
Interest income, net                                  3,428        1,739        8,925        5,027
                                                   --------     --------     --------     --------

Income before income taxes                           39,644       25,690      107,842       71,035
Provision for income taxes                           12,684        8,015       34,784       22,163
                                                   --------     --------     --------     --------

Net income                                         $ 26,960     $ 17,675     $ 73,058     $ 48,872
                                                   ========     ========     ========     ========


Net income per share, basic                        $   0.45     $   0.31     $   1.22     $   0.85
Net income per share, diluted                      $   0.42     $   0.29     $   1.14     $   0.80
                                                   --------     --------     --------     --------

Shares used to calculate net income per share:
   Basic                                             60,392       57,870       60,089       57,360
   Diluted                                           64,187       61,986       64,068       61,434
                                                   --------     --------     --------     --------

Dividends declared per share                       $ 0.0325     $  0.025     $ 0.0975     $  0.075
                                                   --------     --------     --------     --------


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     Oct. 1,           Jan. 2,
(In thousands, except share and per share amounts)    2000               2000
-------------------------------------------------- -----------        --------
                                                   (Unaudited)
Assets

Current assets:
 Cash and cash equivalents                          $  21,282         $  17,083
 Short-term investments                               213,399           175,320
 Accounts receivable, net                              93,418            54,188
 Inventories                                           77,497            75,518
 Deferred tax assets                                   23,519            16,597
 Other current assets                                  12,947             9,306
                                                    ---------         ---------

Total current assets                                  442,062           348,012

Property, plant and equipment, at cost:
 Land                                                   8,799             8,775
 Building and improvements                             97,407            82,991
 Machinery and equipment                              432,417           375,999
                                                    ---------         ---------
                                                      538,623           467,765
Less accumulated depreciation                        (301,424)         (257,549)
                                                    ---------         ---------
   Property, plant and equipment, net                 237,199           210,216

Other assets                                           11,411             7,032
                                                    ---------         ---------
                                                    $ 690,672         $ 565,260
                                                    =========         =========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                   $  45,077         $  29,064
 Accrued salaries and benefits                         24,065            16,215
 Accrued taxes other than income                        4,053             4,559
 Other accrued liabilities                             25,215            11,608
 Income taxes payable                                   5,225             3,072
                                                    ---------         ---------

 Total current liabilities                            103,635            64,518

Stockholders' equity:
 Preferred stock, $0.10 par value;
   5,000,000 shares authorized; no shares
   issued and outstanding                                  --                --
 Common stock, $0.02 par value; 100,000,000
   shares authorized; issued:
   61,627,630 shares at October 1, 2000, and
   60,100,166 shares at January 2, 2000                 1,232             1,210
 Additional paid-in capital                           189,635           160,466
 Retained earnings                                    426,041           358,847
 Treasury stock, shares at cost:
   1,193,579 shares at October 1, 2000
   and 939,152 at January 2, 2000                     (29,871)          (19,781)
                                                    ---------         ---------

 Total stockholders' equity                           587,037           500,742
                                                    ---------         ---------
                                                    $ 690,672         $ 565,260
                                                    =========         =========


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              Nine Months Ended
                                                        -----------------------------
                                                        October 1,         October 3,
(In thousands)                                             2000              1999
----------------------------------------------          ----------         ----------
Cash flows from operating activities:
Net income                                              $  73,058         $  48,872
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Tax benefit of stock option exercises                   15,009            12,503
   Depreciation                                            43,875            36,998
   Net change in working capital accounts                 (12,655)           (2,849)
                                                        ---------         ---------

Net cash provided by operating activities                 119,287            95,524
                                                        ---------         ---------

Cash flows from investing activities:
 Purchases of short-term investments                     (121,873)          (52,666)
 Sales and maturities of short-term investments            83,794            16,147
 Additions to property, plant and equipment               (70,858)          (39,850)
 Increase in other assets                                  (4,379)           (1,427)
                                                        ---------         ---------

Net cash used in investing activities                    (113,316)          (77,796)
                                                        ---------         ---------

Cash flows from financing activities:
 Proceeds from issuance of stock
  upon exercise of stock options                           14,182             9,142
 Purchase of treasury stock                               (10,090)           (9,485)
 Dividends paid to shareholders                            (5,864)           (4,310)
                                                        ---------         ---------

Net cash used in financing activities                      (1,772)           (4,653)
                                                        ---------         ---------

Net change in cash and cash equivalents                     4,199            13,075

Cash and cash equivalents at beginning of period           17,083             4,216
                                                        ---------         ---------

Cash and cash equivalents at end of period                 21,282            17,291
Short-term investments at end of period                   213,399           160,299
                                                        ---------         ---------

Cash and short-term investments at end of period        $ 234,681         $ 177,590
                                                        =========         =========

Cash payments for income taxes                          $  24,544         $  14,247


See accompanying notes.

                        DALLAS SEMICONDUCTOR CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  INTERIM ACCOUNTING POLICY

The accompanying condensed consolidated financial statements have not been audited by independent auditors, except for the balance sheet as of January 2, 2000. Certain reclassifications have been made to prior period balances to conform with the current period presentation. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at October 1, 2000 and January 2, 2000, and results of operations and cash flows for the periods presented.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. Results of operations for the three and nine month periods ended October 1, 2000 are not necessarily indicative of results to be expected for the full year.

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

4.  INVENTORIES (In thousands)

                                                    October 1,           Jan. 2,
                                                       2000                2000
                                                    ----------           -------
Raw materials                                        $14,160             $ 8,760
Work-in-process                                       50,077              54,065
Finished goods                                        13,260              12,693
                                                     -------             -------
                                                     $77,497             $75,518
                                                     =======             =======

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 becomes effective for the fourth quarter of fiscal year 2000. The Company believes that the adoption of SAB 101 will not have a material effect on the Company's financial position or overall trends in results of operations.

                        DALLAS SEMICONDUCTOR CORPORATION

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. The Company is not currently engaged in any hedging activity and does not believe that the adoption of SFAS No. 133 will have any effect on the Company's financial position or overall trends in results of operations.

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

RESULTS OF OPERATIONS

Net sales for the third quarter of 2000 were $139,456,000, an increase of 38% over the third quarter of 1999. The Company's revenue by product group is shown in the table below.

Product Group Information
(In millions)

                                                                              Change
                                Q399     Q499     Q100     Q200     Q300    Q300-Q399
                               ------   ------   ------   ------   ------   ---------
Communications                 $ 17.3   $ 23.0   $ 25.1   $ 28.1   $ 26.6       54%
1-Wire & Network Computing       23.0     24.5     21.9     20.6     23.3        1%
Mixed Signal                     60.9     60.0     70.6     81.1     89.6       47%
                               ------   ------   ------   ------   ------      ---
Net Sales                      $101.2   $107.5   $117.6   $129.8   $139.5       38%
                               ------   ------   ------   ------   ------      ---

Orders                         $114.4   $115.0   $152.4   $177.7   $157.4       38%
                               ------   ------   ------   ------   ------      ---

90 day Order Backlog           $ 51.9   $ 59.3   $ 69.7   $ 94.9   $107.5      107%
                               ------   ------   ------   ------   ------      ---

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

                        DALLAS SEMICONDUCTOR CORPORATION

Gross margins increased for the first nine months of 2000 to 52.4% from 51.7% during the same period in 1999. Gross margins increased in the third quarter of 2000 to 52.9% from 51.6% in the third quarter of 1999. Gross margins increased primarily due to efficiencies resulting from higher production volumes.

Research and development ("R&D") expenses increased 37% for the third quarter of 2000 and 30% for the first nine months of 2000 as compared to the same periods in 1999. The increase was due primarily to higher personnel costs. R&D expenses as a percent of net sales was 12.6% and 12.4% for the three and nine month periods ended October 1, 2000 as compared to 12.6% and 13.0% respectively, for the same periods ended October 3, 1999.

Selling, general, and administrative ("SG&A") expenses increased 30% for the third quarter of 2000 and 29% for the first nine months of 2000 as compared to the same periods in 1999. The increase was due primarily to higher personnel costs. SG&A expenses as a percent of net sales was 14.8% and 14.9% for the three and nine month periods ended October 1, 2000 as compared to 15.7% and 15.8% respectively, for the same periods ended October 3, 1999.

Operating income increased 51% for both the third quarter of 2000 and the first nine months of 2000 as compared to the same periods in 1999. Increased sales and gross margins, partially offset by higher operating expenses, produced higher operating income in both periods. Operating income as a percent of sales was 25.5% and 25.1% for the three and nine month periods ended October 1, 2000 as compared to 23.3% and 22.9% respectively, for the same periods ended October 3, 1999.

Net license fees, were $590,000 and $1,693,000 for the third quarter and nine months of 2000 as compared to $393,000 and $1,399,000 respectively, for the third quarter and nine months of 1999. License fees are a direct result of successful and ongoing efforts to license some of the Company's patents to third parties. The amount and timing of future income from licensing agreements cannot be precisely forecast.

Net interest income for the third quarter of 2000 increased by $1,689,000 or 97% over the third quarter of 1999. Net interest income increased by $3,898,000 or 78% for the first nine months of 2000 over the same period in 1999. The increase in net interest income is due primarily to gains on the sales of investments, higher average short-term investment balances and an increase in the ratio of taxable to tax exempt investments. Changes in interest rates will continue to affect net interest income as well as any substantial change in the Company's cash and short term investments.

The Company's effective tax rate was 32.0% in the third quarter and 32.3% for first nine months of 2000 as compared to 31.2% for the same periods in 1999. This increase was primarily due to a decline in tax exempt interest income.

                        DALLAS SEMICONDUCTOR CORPORATION

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

FINANCIAL CONDITION

Cash and short-term investments were $234.7 million at the end of the third quarter of 2000, compared with $192.4 million at the end of fiscal year 1999. The increase in cash and short-term investments was primarily the result of net cash provided by operations during the first nine months of 2000 of $119.3 million being offset by investments in property, plant and equipment of $70.9 million. The Company continues to invest in financial instruments having maturities in excess of one year in order to obtain yields higher than those available in the short-term market.

Capital additions were $26 million in the third quarter of 2000, compared to $15 million for the same period of 1999. Capital expenditures for the third quarter of 2000 related primarily to wafer fabrication and test equipment. Total capital expenditures for 2000 are estimated to be approximately $125 million and will be used primarily for wafer fabrication, manufacturing and test equipment. Included in estimated capital expenditures for fiscal 2000 is approximately $25 million relating to the structural expansion of the Company's wafer fabrication facility. This structural expansion, expected to be completed in March 2001 for a total cost of approximately $40 million, will create additional clean room space and related support areas needed for higher production levels. Depending on wafer process complexity, the new space when fully equipped will expand the Company's wafer production capacity by approximately 40 percent.

As amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 2,000,000 shares of the Company's common stock. As of October 1, 2000, a total of 1,442,329 shares, totaling $31,698,497 have been purchased under this stock repurchase program and recorded using the cost method.

A cash dividend of $0.0325 on each outstanding share of common stock, was paid on September 1, 2000, to shareholders of record on August 15, 2000.

                        DALLAS SEMICONDUCTOR CORPORATION


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

As of October 1, 2000, the Company had short-term investments in debt securities of $213.4 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% (E.g. an increase in rates from say 6% to 6.6% or a decrease in rates to 5.4%) from the October 1, 2000 rates would cause the fair value of these short-term investments to change by an immaterial amount as compared to the Company's total assets. This is mainly due to the short-term nature of the major portion of the Company's investment portfolio. The Company anticipates that it has the ability to hold these investments until maturity, and therefore does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce interest income.

All of the Company's revenues are realized currently in U.S. dollars. In addition, the Company does not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, the Company does not believe there is currently any significant direct foreign currency exchange rate risk.

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

Date:     November 14, 2000
          -----------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 27.1             Financial Data Schedule