Form 10-K405
period 2000-12-31
DALLAS SEMICONDUCTOR CORP
filed 2001-02-23
CIK 749420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _______________

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 5, 2001: $2,109,992,843. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         Number of shares outstanding of the registrant's Common Stock as of February 5, 2001: 61,485,713

                                     PART I

ITEM 1.  BUSINESS

         Except for the historical information contained herein, matters discussed in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Dallas Semiconductor Corporation (the "Company" or "Dallas Semiconductor"). Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth in this report. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be achieved. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Dallas Semiconductor designs, manufactures and markets electronic chips and chip-based subsystems. Founded in 1984, the Company uses customer problems as an entry point to develop products with widespread applications. The Company is committed to new product development as a means to increase future revenues and diversify its markets, product offerings and customers.

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

         In its seventeen-year history, Dallas Semiconductor has developed 390 proprietary base products with over 2,000 variations shipped to more than 15,000 customers worldwide. Markets served include broadband telecommunications, wireless handsets, cellular base stations, secure Internet communications, networking, servers, data storage and a wide variety of industrial equipment.

         The Company organizes its products into product groups sharing common technologies, markets or applications as shown below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for the relative size of the Company's main product groupings. The product groups are: Communications, 1-Wire(R) & Network Computing and Mixed Signal.

RECENT DEVELOPMENTS

         On January 28, 2001, Maxim Integrated Products, Inc., a Delaware corporation (Maxim), MI Acquisition, Inc., a Delaware corporation (Merger Sub), and the Company, entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which Merger Sub will, subject to the terms and conditions of the Merger Agreement, merge with and into the Company (the Merger), with the Company becoming a wholly-owned subsidiary of Maxim. The Merger Agreement will be submitted to a vote of the Company's stockholders.

         In connection with the Merger Agreement, Maxim and the Company executed a Stock Option Agreement, dated the same date as the Merger Agreement, pursuant to which Maxim has the right, under certain circumstances, principally the termination of the Merger Agreement, to purchase up to 14.9% of the issued and outstanding shares of common stock of the Company, at $26.8125 per share, subject to certain adjustments.

PRODUCT DEVELOPMENT

         The Company believes it addresses the requirements of the market by providing competitively priced products that add value to electronic equipment. The Company's research and development programs emphasize development of technically innovative proprietary products. In addition, the Company also develops second source products used for industry-standard parts. During the 2000 fiscal year, the Company developed 29 new proprietary base products. The Company's research and development expenditures for fiscal 2000 were $66 million, compared to expenditures in 1999 and 1998 of $50 million and $47 million, respectively. Dallas Semiconductor intends to continue to commit substantial resources to the development of new products. There can be no assurance, however, that such products, if developed, will gain market acceptance.

PRODUCTS

         Descriptions of the Company's product groups are as follows:

         COMMUNICATIONS. An emerging and rapidly growing market exists for high capacity voice and data transmission over the existing analog telephone network. Dallas Semiconductor has developed the detailed knowledge of the communications protocols required for signal transmission over the public switched telephone network. Among these protocols are T1, J1 and E1, defining transmission rates for America, Japan and the rest of the world, respectively. Wired, wireless, cable, xDSL and optical - all network technologies - must access the public switched network, which continues to use the T1/E1 level of transmission.

         A set of highly integrated chips developed by Dallas Semiconductor addresses the requirements of these protocols and provides cost-effective connectivity solutions while integrating more functions, reducing cost, and creating high-density package configurations that quadruple port capacity. Customers for the Company's T1/E1 interface chips make the routers, servers and switching equipment located at nodes in the worldwide public switched network.

         As T1 and E1 lines become more numerous and carry more data, T3 and E3 are moving in to consolidate the streams in larger channels with high-density flow. In the broadband arena, T3 cables concentrate 28 T1 lines and E3, 16 E1 lines. This growth requires multiplexing the signals from T1 to T3 and de-multiplexing them from T3 to T1. In 2000, Dallas Semiconductor introduced the DS3112 TEMPE T3/E3 Multiplexer, which performs both multiplexing and demultiplexing functions. Similarly, the new DS3150 Line Interface Unit provides broadband interfacing in both T3 and E3 environments with software-configurable features that enable one board design to be shipped worldwide.

         HDLC (High-Level Data Link Control) controllers are the third branch of the Communications group. Used in packet-switching networks, an HDLC controller goes one step beyond the access interface to perform preliminary processing of the data, checking packets for possible errors. The Company began competing in the HDLC market in 2000 with the introduction of its DS3134 CHATEAU and DS3131 BoSS products.

         1-WIRE & NETWORK COMPUTING. Chips in the 1-Wire and Network Computing product group share the purpose of attempting to provide the fastest, most efficient and secure data transfer in local networks. 1-Wire chips employ a unique communications interface that enables inexpensive, efficient networking of distributed sensors and/or memory. 1-Wire chips, some of which sell for less than $0.25, can communicate information from the smallest, most basic subsystem all the way up to the Internet.

         Proprietary 1-Wire technology powers a chip from a bidirectional data signal, which reduces the chip's leads to one wire plus ground. Processor communication is enabled by a unique number lasered onto each 1-Wire chip as a network address. Multiple 1-Wire chips can communicate with a processor over one wire, and be added in and switched out without disrupting the 1-Wire network. This networking technique is well suited for remotely distributed sensors and environmental controls. 1-Wire chips are installed in products ranging from cellular phone battery packs to printer cartridges to industrial refrigerators.

         Battery management products use low power and dense functional integration to enable safe charging of the battery packs used in cellular phones. In 2000, the Company introduced the DS2760 High-Precision, Li-Ion Battery monitor, the industry's first IC to incorporate a lithium-ion (Li-Ion) safety circuit with fuel gauging and an internal

25 mOhm sense resistor in a die-sized package. The DS2760 uses new manufacturing techniques to increase precision and integration while reducing cost, making it cost-effective for mainstream portable products.

         iButtons consist of 1-Wire chips housed in button-shaped, stainless steel armor. The button surface forms the 1-Wire interface. Where plastic cards are swiped to pass on computer readable data, iButtons use a simple touch communication method. They can be attached anywhere, moved around independently of a wired system, and programmed and reprogrammed using a handheld computer through the touch interface. 1-Wire chips available as iButtons include RAM and ROM, clocks, thermometers, and tiny computers with encryption capabilities.

         Network Computing products include a family of microcontrollers with two branches: one promotes high-speed processing and the other, security. Both types are based on the 8051 architecture, which is widely employed in electronically controlled appliances and machine systems. Secure micro controllers are used in financial transaction equipment to perform real-time encryption in hardware.

         MIXED SIGNAL. Mixed Signal products translate the analog information of the physical world such as temperature, voltage, and time into the bits-and-bytes language of the computer world.

         Dallas Semiconductor invented Direct-to-Digital Thermometers and is a market leader for low cost, high accuracy thermometers. Thermal devices are used for both heat management and thermal compensation, especially in systems that fail or perform poorly when temperatures get too high. The Company's thermal products communicate the information used to correct for high temperatures, for example, by turning on a fan, reducing heat generation by slowing down a CPU clock, or powering down the system. Thermal products are also used in the compensation of the drift of system performance with temperature in applications such as stabilizing oscillators in cell phone handsets and global positioning units.

         In networking infrastructure markets, mass data storage systems contain enormous amounts of information available to networked users. In many cases, this data is mission critical, requiring equipment that meets stringent reliability requirements. NVSRAMs allow for unlimited, high-speed write cycles and permit taking continual snapshots of data streams as well as storing a multitude of system parameters. Customer applications for NVSRAMs include storing configuration data in hubs, routers, switches, and servers and as high-speed, nonvolatile cache in RAID systems.

         Electronic systems, even those of limited complexity, are designed to operate correctly within relatively narrow voltage limits. Power supplies which deliver voltages outside these limits may cause unreliable or even incorrect performance. CPU Supervisors continually monitor supply voltages for out of tolerance conditions and ensure systems operate as designed.

         Silicon Timed Circuits are used in equipment which process information at very high rates, including bridges and routers used in the communications infrastructure. These products create very short, but precisely controlled signal delays, simplifying the design of complex circuit boards.

         Dallas Semiconductor is a leading supplier of Digital Potentiometers, which are solid state equivalents to widely used mechanical potentiometers. The Company's newest Digital Potentiometers contain features optimized for control of laser diode intensity and are used in optical transceiver modules.

         The requirement to time and date stamp data and events is an integral part of many types of electronic equipment, such as hubs, routers, global positioning systems, RAID systems and electronic test equipment. This requirement is served by the Company's Real-Time Clocks that can provide many functions, including time of day, elapsed time, time under power, power-up counters and alarm timing.

         The Company's Temperature-Compensated Crystal Oscillators (TCXOs) use temperature sensing and logic to enable frequency stability over temperature. Stable frequency is required in many types of communication equipment.

         Finally, SCSI Terminators prevent unwanted signal reflections on the SCSI interface bus therefore increasing signal integrity. These terminators allow data transmissions between high-end servers and large capacity disk drives at speeds up to 320 million bytes per second.

1-Wire and iButton are registered trademarks of Dallas Semiconductor
Corporation.

MANUFACTURING

         The Company produces high performance CMOS integrated circuits with sub-micron geometries at its own advanced wafer fabrication facility. This facility processes six-inch wafers and utilizes an automated modular process technology that provides substantial flexibility in the manufacturing process and significantly reduces the number of persons required for operation. Originally built in 1986, the wafer fabrication facility was physically expanded in 1989 and 1994. A further structural expansion of this facility is expected to be completed in March 2001 for a total cost of approximately $40 million and will create additional clean room space and related support areas needed for higher production levels. Depending on wafer process complexity, the new space when fully equipped will expand the Company's wafer production capacity by approximately 40%.

         The Company's wafer fabrication facility produced approximately 180,000 wafers in 2000 as compared to approximately 130,000 in 1999. Virtually all of the wafers used by the Company are processed at its own facility. In 1998, the Company began using an outside foundry for the development of certain products. In 2000, this foundry supported production requirements for nine new products. Outside foundries are expected to account for less than 5% of total wafer production in 2001.

         Wafer fabrication involves a highly sophisticated, complex process that is extremely sensitive to contamination. Integrated circuit manufacturing costs are primarily determined by circuit size because the yield of good circuits per wafer generally increases as a function of smaller die. Other factors affecting costs include wafer size, number of process steps, cost and sophistication of manufacturing equipment, packaging type, process complexity and cleanliness. The Company's manufacturing process is complex, involving a number of steps including wafer fabrication, plastic or chip scale packaging, burn-in and final test.

         After silicon wafers have been fabricated, the Company utilizes overseas assembly contractors to cut the wafers into individual chips and assemble them into integrated circuit packaging. For certain products, additional wafer level processing is performed to create a flip-chip or Chip Scale Package (CSP) for the individual chips. A separate facility was opened in 1998 and became fully operational in 1999 and performs a wafer-level solder bumping process which results in a finished circuit no bigger than the silicon die itself, meeting industry needs for low cost, reduced size and simplified mounting.

         During 1999, the Company began shifting module assembly operations and final testing for a significant portion of the Company's products from Dallas, Texas to subcontractors in the Philippines. Dallas Semiconductor Philippines, Inc. (DSPI), a wholly-owned subsidiary, was formed in March 1999 to coordinate and provide technical support to primarily Philippine based subcontractors, plus other subcontractors located in Asia. During fiscal 2000, these subcontractors accounted for approximately 70% of the Company's module assembly and 65% of the units tested.

         Manufacturing problems at the Company's wafer fabrication, assembly or test facilities or at subcontractors could materially adversely affect the Company's results of operations. The Company generally has been able to arrange for multiple sources of raw materials, but the number of vendors capable of delivering certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases is limited. The Company purchases silicon wafers, other semiconductor materials and packaging piece parts from domestic and foreign suppliers. The Company believes that it maintains adequate on-hand and incoming supplies for all materials, based upon customer backlog and delivery lead times. Certain subcontractors provide packaging and testing for the Company's products necessary to deliver finished products. The Company pays those subcontractors for assembled or fully tested products meeting predetermined specifications. There can be no assurance that the Company will obtain sufficient supply of product from subcontractor assembly sources to meet customer demand in the future. In addition, because the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times.

PRODUCT COMPONENTS

         During fiscal 2000, the Company was able to obtain an adequate supply of static memory circuits from multiple suppliers. These circuits are used in a number of the Company's products, including nonvolatile SRAMs. In fiscal 2001, the Company anticipates that, at times, supplies may not be sufficient to meet all customer requested delivery dates for products containing these memory circuits. As a result of these shortages, future sales and earnings from products using these memory circuits, primarily nonvolatile SRAMs, could be adversely affected.

Additionally, any significant fluctuations in the purchase price for these components could impact the Company's gross margins. The Company is actively working with existing suppliers, as well as attempting to qualify new suppliers, in order to reduce and possibly eliminate the adverse affects of periodic shortages of these memory circuits.

SALES

         Sales are made to distributors and to OEMs. For fiscal 2000, no OEM customer accounted for more than 10% of the Company's net sales, and the Company's top 25 OEM customers accounted for approximately 26% of net sales. The Company sells its products to customers by utilizing its own sales force and a global network of independent sales representative firms and distributors. During fiscal 2000, sales to domestic distributors represented approximately 36% of the Company's net sales, with the Company's two major domestic distributors, Avnet and Insight, accounting for approximately 17% and 14% respectively, of net sales.

         Export sales accounted for 45% of net sales in fiscal 2000; 19% and 26% in Europe and Asia, respectively. The Company's export sales are billed in U.S. dollars and, therefore, the Company's results of operations are not subject to currency exchange adjustments. Although export sales are subject to government export regulations, the Company has not experienced any significant difficulties to date because of these regulations.

         The Company recognizes revenues from sales to distributors at the time of shipment to the distributor. As is common in the semiconductor industry, the Company grants price protection to distributors. Under this policy, distributors are granted credits for the difference between the price they were originally charged for products in inventory at the time of a price reduction and the reduced price which the Company subsequently charges distributors. Frequently, distributors are also granted credits on an individual basis for Company-approved price reductions to specific customers made to meet competition. The Company also grants distributors limited rights to return products. The Company maintains reserves against which these credits and returns are charged.

BACKLOG

         The Company's backlog, although useful for scheduling production, does not represent actual sales for any succeeding period because of the possibility of customer changes in delivery schedules or cancellations of orders. Backlog should not be used as a measure of future revenues. Backlog also does not reflect adjustments made for price decreases passed on to distributors or credits for returned products. As of December 31, 2000, the Company's backlog was approximately $166 million, as compared to approximately $91 million at January 2, 2000. The Company includes in its backlog all released purchase orders shippable within the next 12 months.

THE SEMICONDUCTOR INDUSTRY AND COMPETITION

         The semiconductor industry is characterized by rapid technological change, intense competition from domestic and foreign competitors, cyclical market patterns, price erosion, occasional shortages of materials, variations in manufacturing yields and efficiencies and significant expenditures for capital equipment and product development. The industry has from time to time experienced severely depressed business conditions, as well as short-term weakness and imbalances. The Company's future operating results may also be affected by economic conditions in the United States and international markets. While the Company's strategy is designed to reduce its exposure to these factors, fluctuations in operating results could occur due to one or more of these factors. The available supply of certain memory circuits used in a number of the Company's products has historically been unpredictable and undependable. Shortages in the supply of these circuits could limit the Company's future sales and earnings growth, and significant price fluctuations in the purchase price for these circuits could impact the Company's gross margins. See "Item 1. Business - Product Components."

         The Company faces competition from major domestic and international integrated circuit manufacturers, many of which have substantially greater manufacturing, financial, distribution and marketing resources than the Company, as well as from emerging companies attempting to obtain a share of the existing market. The Company competes principally on the basis of the quality, technological innovation, functionality and timeliness of introduction of its products, the adaptability of such products to specific applications and price. The Company believes that the early recognition of market opportunities and its willingness to invest substantial time and capital in product development, coupled with product complexity and diversity, constitute an important competitive advantage.

         The Company's ability to compete successfully in the rapidly evolving semiconductor industry depends on numerous factors, some of which are within the Company's control and others of which are predominately outside of the Company's control. These factors include overall economic conditions, demand for electronic products and semiconductors generally, changes in conditions affecting OEMs, competition, alternative technologies, the Company's success in developing new products and process technologies, accelerated declines in the average selling price of the Company's existing products, changes in customer order patterns, customer cancellations and delays of outstanding orders, market acceptance of the Company's new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, the possibility of accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs, the possibility of excess production capacity, manufacturing performance and manufacture of the correct mix to respond to orders on hand and new orders received in the future, subcontractor performance, availability and price fluctuations of components and other raw materials and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's orders, net sales and results of operations.

PATENTS AND INTELLECTUAL PROPERTIES

         Dallas Semiconductor has to date acquired or been granted 310 U.S. patents and 64 foreign patents. The expiration dates of the Company's patents range from 2001 to 2019. None of the patents individually is considered material to the Company's business. The Company has a number of patent applications pending, although no assurance can be given that patents will ever be issued from such applications or that any patents, if issued, will be determined to be valid. The Company has also registered a number of its trademarks, as well as the mask works for certain products, and has sought copyright protection for its software and product literature. In addition, certain battery charger patents have been licensed to third parties. No assurance can be given, however, that such protection will give the Company any material competitive advantage in the semiconductor industry, due to the possibility of rapid technological obsolescence of such patented products, trademarks, copyrights and registered mask works, and the inherent limitations of the protection afforded under such laws.

         The Company has been successful in, and has ongoing efforts to, license some of the Company's patents to third parties. The amount and timing of future income from licensing agreements cannot be precisely forecast. Revenue from the licensing of patents is recognized as contractual obligations are met and revenue is earned.

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

ENVIRONMENTAL REGULATION

         The Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to present environmental regulations. The Company, in the conduct of its manufacturing operations, handles materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal. No assurance can be given that the risk of accidental release of such materials can be completely eliminated. In addition, the Company operates or owns facilities located on or near real property that formerly might have been used in ways that involved such materials. In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation. There can be no assurance that the Company will not be required to incur costs to comply with, or that the operations, business or financial condition of the Company will not be adversely affected by current environmental laws or regulations. In addition, such regulations could in the future restrict the Company's ability to expand at its present location or could require the Company to acquire significant equipment or incur other substantial expenses.

EMPLOYEES

         At December 31, 2000, the Company had 1,991 employees. The Company believes that its future success is dependent upon its ability to employ and retain qualified technical and management personnel, particularly the highly skilled design engineers involved in the development of new products. The competition for such personnel is intense. During fiscal 2000, the Company continued its practice of utilizing contract labor supplied by temporary agencies, primarily in the manufacturing area. At December 31, 2000, the Company was utilizing the services of 232 such temporary agency employees.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Dallas, Texas. As of December 31, 2000, the Company owned approximately 50 acres of land near Dallas, Texas that includes approximately 700,000 square feet of building space. Approximately 75,000 square feet of this building space is leased to tenants under lease terms expiring through 2004. The Company's property provides space for administrative and engineering personnel, as well as wafer fabrication, test and surface mount production areas, warehousing, distribution facilities and assembly operations. The Company currently leases a total of 48,000 square feet of nearby building space for additional warehousing.

         The Company has shifted a majority of module assembly operations and final testing for the Company's products from Dallas, Texas to subcontractors in the Philippines. Accordingly, as of December 31, 2000, equipment with an original cost of $35.9 million and a net book value of $22.1 million has been consigned to subcontractors of DSPI.

         The Company currently leases small office facilities for its sales staff in Irvine, Mission Viejo and Sunnyvale, California, Hoffman Estates, Illinois, Akron, Ohio, and Dallas, Texas, under short term leases. The Company leases a small office facility in Beaverton, Oregon, for design engineering. The Company's subsidiaries, Dallas Semiconductor Corporation Limited, Dallas Semiconductor Corporation (Taiwan), Dallas Semiconductor Corporation (Germany), DSPI and DSC Asia, Ltd., lease office facilities in Birmingham, England, Taipei, Taiwan, Munich, Germany, Manilla, Philippines and Kowloon, Hong Kong, respectively. The Company's foreign sales corporation operates out of Bridgetown, Barbados, W.I.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information as of February 5, 2001, is provided with respect to each executive officer of the registrant pursuant to General Instruction G of Form 10-K.


                 NAME                      AGE      CURRENT TITLE AND POSITION
                 ----                      ---      --------------------------
          Chao C. Mai                      65       President and Chief Operating Officer
          Michael L. Bolan                 54       Vice President - Marketing and Product Development
          Alan P. Hale                     40       Vice President - Finance and Chief Financial Officer
          Jack R. von Gillern, III         42       Vice President - Sales

         Dr. Mai joined the Company as Vice President - Engineering in February 1984. He served in such capacity until he became Vice President - Manufacturing in 1985 and as Vice President - Wafer Fabrication and Technology Development from 1988 until 1993. Dr. Mai was named Senior Vice President in 1993 and was elected President and Chief Operating Officer in November 2000. Previously he was employed in various capacities by Mostek Corporation for over 13 years, including the position of Vice President of Process Research and Development beginning in 1980.

         Mr. Bolan joined the Company as Director of Marketing in 1984. He served in that capacity until his election as Vice President - Marketing and Product Development in 1985. He was employed as an analyst for Southwest Enterprise Associates, L.P. from 1983 to 1984. Prior to that he was employed by Mostek Corporation from 1978 to 1983 in various capacities in technical planning, product planning and marketing.

         Mr. Hale joined the Company in 1987 and has been in his current role of Vice President - Finance and Chief Financial Officer since 1992. Mr. Hale's prior positions with the Company include Controller, Treasurer and Accounting Manager. Previously, he spent five years as an auditor with the Dallas office of Ernst & Young LLP. He is a CPA in the State of Texas and has received an MBA degree from Southern Methodist University.

         Mr. von Gillern joined the Company in 1990 and was appointed Vice President - Sales in January of 1999. His prior positions with the Company include Director of Sales, Central Area Sales Manager and Product Manager. Previously he was involved in computer system sales for Cray Research and Control Data Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Dallas Semiconductor's common stock is traded on the New York Stock Exchange under the symbol "DS". At December 31, 2000, there were approximately 472 holders of record of the Company's common stock. Set forth below are the high, low and quarter-end closing prices for the Company's common stock as reported by The Wall Street Journal during each quarterly period of the 2000 and 1999 fiscal years and as restated for the two-for-one stock split discussed below:


                                      1999                                               2000
                   ---------------------------------------------     ----------------------------------------------
                     1ST         2ND          3RD          4TH         1ST          2ND          3RD          4TH
                   -------     -------      -------      -------     -------      -------      -------      -------

HIGH               $ 21.00     $ 25.50      $ 27.72      $ 32.22     $ 45.06      $ 46.50      $ 47.00      $ 39.63
LOW                  16.75       20.07        23.81        25.32       28.92        33.88        31.38        21.88
END                  19.50       25.50        26.47        32.22       36.50        40.66        32.19        25.63

         Total dividends paid in 1999 were $0.20 per share on a pre-split basis or $5,781,000. On January 25, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on the Company's common stock payable on February 28, 2000 to stockholders of record on February 7, 2000. In addition, the annual cash dividend on the Company's common stock was increased from $0.20 to $0.26 per share on a pre-split basis. The Board of Directors also declared a quarterly cash dividend of $0.065 on each outstanding share of its common stock, payable on February 28, 2000, to holders of record on February 7, 2000. The cash dividend paid on February 28, 2000 was paid on a pre-split basis. Total dividends paid in 2000 were $0.13 per share or $7.8 million. The quarterly dividend for 2000 was $0.0325 per share when adjusted for the stock split. On January 23, 2001, the Board of Directors declared a quarterly cash dividend of $0.0325 on each outstanding share of the Company's common stock, payable on March 1, 2001, to holders of record on February 15, 2001.

ITEM 6.  SELECTED FINANCIAL DATA



                      CONSOLIDATED SELECTED FINANCIAL DATA
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                    Fiscal Years
                                                ------------------------------------------------------------------------------------
                                                    2000              1999              1998              1997              1996
                                                ------------      ------------      ------------      ------------      ------------
OPERATING SUMMARY:
Net sales                                       $    516,965      $    390,207      $    341,333      $    368,212      $    288,354
Operating costs and expenses:
    Cost of sales                                    247,400           188,650           162,418           178,441           157,056
    Research and development                          65,754            50,354            47,452            46,078            34,974
    Selling, general and administrative               78,245            61,259            56,523            53,838            42,175
                                                ------------      ------------      ------------      ------------      ------------

Operating income                                     125,566            89,944            74,940            89,855            54,149
License fees, net                                      2,283             2,143             1,275                --                --
Interest income, net                                  12,871             7,574             5,115             4,681             2,937
                                                ------------      ------------      ------------      ------------      ------------

Income before income taxes                           140,720            99,661            81,330            94,536            57,086
Provision for income taxes                            45,305            31,323            25,920            29,981            18,723
                                                ------------      ------------      ------------      ------------      ------------
Net income                                      $     95,415      $     68,338      $     55,410      $     64,555      $     38,363
                                                ============      ============      ============      ============      ============

Net income per share, basic                     $       1.58      $       1.18      $       0.99      $       1.19      $       0.72
                                                ============      ============      ============      ============      ============
Net income per share, diluted                   $       1.49      $       1.11      $       0.93      $       1.10      $       0.69
                                                ============      ============      ============      ============      ============
Shares used to calculate net
     income per share:
          Basic                                       60,241            57,704            55,986            54,412            52,916
          Diluted                                     64,031            61,768            59,914            58,914            55,980

Dividends declared per share                    $       0.13      $       0.10      $       0.08      $       0.07      $       0.06
                                                ============      ============      ============      ============      ============

FINANCIAL POSITION AT YEAR END:
Cash and short-term investments                 $    252,595      $    192,403      $    127,996      $    114,608      $     70,274
Additions to property, plant and equipment           115,966            69,326            75,965            58,645            60,451
Depreciation                                          59,536            50,244            43,736            35,789            28,379
Total assets                                         728,352           568,292           461,038           417,142           313,863
Total liabilities                                    112,785            67,550            46,286            66,085            41,125
Stockholders' equity                                 615,567           500,742           414,752           351,057           272,738

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table contains certain amounts, and the amounts as a percentage of net sales, reflected in the Company's consolidated statements of operations for the 2000, 1999, and 1998 fiscal years.


                                                                   (Dollars in Millions)
                                               2000      %               1999      %               1998      %
                                             -------   -----           -------   -----           -------   -----
Net sales                                    $ 517.0   100.0           $ 390.2   100.0           $ 341.3   100.0
Cost of sales                                  247.4    47.9             188.7    48.4             162.4    47.6
Gross margin                                   269.6    52.1             201.5    51.6             178.9    52.4
Research and development                        65.8    12.7              50.3    12.9              47.5    13.9
Selling, general and administrative             78.3    15.1              61.3    15.7              56.5    16.6
Operating income                               125.5    24.3              89.9    23.0              74.9    21.9
License fees, net                                2.3     0.4               2.1     0.5               1.3     0.4
Interest income, net                            12.9     2.5               7.6     1.9               5.1     1.5
Provision for income taxes                      45.3     8.8              31.3     8.0              25.9     7.6
Net income                                   $  95.4    18.4           $  68.3    17.4           $  55.4    16.2

2000 Results of Operations Compared with 1999

         Net sales in 2000 were $517.0 million, an increase of 32% as compared with $390.2 million in 1999. The Company's revenue by product group is shown in the table below.


                                               (Dollars in Millions)
                                  2000           1999           1998           '00-'99
Product Group                   Net Sales      Net Sales      Net Sales         Change
-------------                   ---------      ---------      ---------       ---------
Communications                  $   103.7      $    68.2      $    46.9              52%
1-Wire & Network Computing           87.4           88.7           78.2              (1)%
Mixed Signal                        325.9          233.3          216.2              40%
                                ---------      ---------      ---------       ---------
                                $   517.0      $   390.2      $   341.3              32%
                                =========      =========      =========       =========


         Export sales accounted for 45% of total net sales in both 2000 and 1999. Export sales to Europe and Asia in 2000 were 19% and 26% of total sales, respectively.

         Cost of sales were $247.4 and $188.7 million in 2000 and 1999, respectively. Gross margins increased to 52.1% in 2000 from 51.6% in 1999. The increase in gross margins was primarily due to efficiencies resulting from higher production volumes.

         Research and development ("R&D") expenses were $65.8 million and $50.3 million or 12.7% and 12.9% of net sales in 2000 and 1999, respectively. Higher R&D expenses resulted primarily from increased personnel costs due to increased headcount. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 29 new base products in 2000 compared with 35 new base product introductions in 1999. Product introduction occurs when sample quantities of product are shipped to one or more customers. The cumulative number of base products introduced by the Company totaled 390 at fiscal year end 2000.

         Selling, general and administrative ("SG&A") expenses increased to $78.3 million in 2000 from $61.3 million in 1999. SG&A expenses as a percent of sales were 15.1% and 15.7% in 2000 and 1999, respectively. The increase in aggregate SG&A expenses was primarily the result of increases in personnel costs due to increased headcount.

         Operating income in 2000 was $125.5 million, up 40% from $89.9 million in 1999. Operating income as a percentage of net sales (operating margin) increased to 24.3% in 2000 from 23.0% in 1999. Increased sales and gross margins, partially offset by higher operating expenses, produced higher operating income.

         Net license fees, were $2.3 million in 2000 as compared to $2.1 million in 1999. License fees are a direct result of successful and ongoing efforts to license some of the Company's patents to third parties. The amount and timing of future income from licensing agreements cannot be precisely forecast.

         Net interest income was $12.9 and $7.6 million in 2000 and 1999, respectively. Net interest income increased in 2000 primarily due to higher average short-term investment balances and an increase in the ratio of taxable to tax exempt investments. Any substantial change in the Company's cash and short-term investments and changes in interest rates will continue to affect net interest income.

         The provision for income taxes was $45.3 million in 2000 and $31.3 million in 1999. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $9.6 million in 2000 and $5.9 million in 1999. Primarily due to a decline in tax exempt interest income, the Company's effective tax rate increased to 32.2% in 2000 from 31.4% in 1999.

         A number of uncertainties exist that may influence the Company's future operating decisions and results, including overall economic conditions, demand for electronic products and semiconductors generally, changes in conditions affecting OEMs, competition, alternative technologies, the Company's success in developing new products and process technologies, accelerated declines in the average selling price of the Company's existing products, changes in customer order patterns, customer cancellations and delays of outstanding orders, market acceptance of the Company's new products, distributor and sales representative performances, the ability of the Company to continue diversifying its product line, the possibility of accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs, the possibility of excess production capacity, manufacturing performance and manufacture of the correct mix to respond to orders on hand and new orders received in the future, subcontractor performance, availability and price fluctuations of components and other raw materials, and other factors. Any of these uncertainties could cause a severe near-term impact on the Company's orders, net sales or results of operations.

1999 Results of Operations Compared with 1998

         Net sales in 1999 were $390.2 million, an increase of 14% as compared with $341.3 million in 1998.

         Export sales accounted for 45% and 42% of total net sales in 1999 and 1998, respectively. Export sales to Europe and Asia in 1999 were 18% and 27% of total sales, respectively.

         Cost of sales were $188.7 and $162.4 million in 1999 and 1998, respectively. Gross margins decreased to 51.6% in 1999 from 52.4% in 1998. The decrease in gross margins was caused by slightly higher wafer costs due to lower wafer production in 1999 as compared to 1998. Gross margins also decreased due to costs associated with opening a logistics center in the Philippines.

         R&D expenses were $50.3 million and $47.5 million or 12.9% and 13.9% of net sales in 1999 and 1998, respectively. Higher R&D expenses resulted primarily from increased personnel costs due to increased headcount. Increased R&D spending reflects the Company's commitment to new product development as a means to increase future revenues and to further diversify the Company's product offerings. The Company introduced 35 new base products in 1999 compared with 34 new base product introductions in 1998. The cumulative number of base products introduced by the Company totaled 361 at fiscal year end 1999.

         SG&A expenses increased to $61.3 million in 1999 from $56.5 million in 1998. SG&A expenses as a percent of sales were 15.7% and 16.6% in 1999 and 1998, respectively. The increase in aggregate SG&A expenses was primarily the result of increased personnel costs due to increased headcount.

         Operating income in 1999 was $89.9 million, up 20% from $74.9 million in 1998. Operating income as a percentage of net sales (operating margin) increased to 23.0% in 1999 from 21.9% in 1998. The increase resulted primarily from net sales growing faster than operating expenses and gross margins remaining relatively stable.

         Net license fees, were $2.1 million in 1999 as compared to $1.3 million in 1998. License fees are a direct result of successful and ongoing efforts to license some of the Company's patents to third parties. The amount and timing of future income from licensing agreements cannot be precisely forecast.

         Net interest income was $7.6 and $5.1 million in 1999 and 1998, respectively. Net interest income increased primarily due to higher average short-term investment balances in 1999.

         The provision for income taxes was $31.3 million in 1999 and $25.9 million in 1998. The provision for income taxes consisted of estimated federal and state income taxes at statutory rates and a deferred tax benefit of $5.9 million in 1999 and $1.0 million in 1998. The Company's effective tax rate decreased to 31.4% in 1999 from 31.9% in 1998 as a result of anticipated changes in items affecting the difference between income for financial statement purposes and taxable income for the two periods.

Financial Condition

         The Company's cash and short-term investments totaled $252.6 million at December 31, 2000, compared to $192.4 million at January 2, 2000. The increase in cash and short-term investments was primarily the result of net cash provided from operations of $182.8 million, offset by investments in property, plant and equipment of $116.0 million. The Company continues to invest in financial instruments having maturities in excess of one year to obtain yields higher than those available in the short-term market.

         Gross capital additions to property, plant and equipment in 2000 totaled $116.0 million, compared with $69.3 million in 1999. As of December 31, 2000, the Company owned approximately 700,000 square feet of building space and 50 acres of land near Dallas, Texas. Capital additions in 2000 included $16.3 million in capital expenditures for wafer fabrication equipment and $46.6 million for manufacturing and test equipment.

         Capital expenditures in 2001 are anticipated to be approximately $110 million, of which approximately $15 million will be used for completion of a structural expansion of the fabrication facility. The expansion is expected to be completed in March 2001 and will create additional clean room space and related support areas needed for higher production levels. Depending on wafer process complexity, the new space when fully equipped will expand the Company's wafer production capacity by approximately 40%. Remaining capital expenditures in 2001 will primarily be used for wafer fabrication equipment, manufacturing and test equipment and computer hardware and software. The Company expects to fund its 2001 capital needs primarily with cash flows from operations, supplemented where appropriate with existing cash and short-term investments or external financing.

         Under the Company's stock repurchase program, as amended in 1998, the Board of Directors authorized the purchase from time-to-time, depending on market conditions, of up to 2,000,000 shares of the Company's common stock. As of December 31, 2000, 1,530,802 shares at a cumulative average price of $21.55, totaling $32,983,972, have been purchased under this stock repurchase program and recorded using the cost method. The Company will not repurchase additional shares of its common stock prior to completion of the Merger or the termination of the Merger Agreement.

         Total dividends paid in 2000 were $0.13 per share or $7.8 million. On January 23, 2001, the Board of Directors declared a quarterly cash dividend of $0.0325 on each outstanding share of the Company's common stock, payable on March 1, 2001, to holders of record on February 15, 2001.

Recently Issued Financial Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard, as amended by SFAS No. 138, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. The Company is not currently engaged in any hedging activity and does not believe that the adoption of SFAS No. 133 will have any effect on the Company's financial position or overall trends in results of operations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discusses the Company's exposure to market risk related to changes in interest rates and foreign currency exchange rates.

         As of December 31, 2000, the Company had short-term investments in debt securities of $223.4 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% (e.g. an increase in rates from say 6% to 6.6% or a decrease in rates to 5.4%) from the December 31, 2000 rates would cause the fair value of these short-term investments to change by an immaterial amount as compared to the Company's total assets. This is mainly due to the short-term nature of the major portion of the Company's investment portfolio. The Company anticipates that it has the ability to hold these investments until maturity, and therefore does not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce interest income.

         All of the Company's revenues are realized currently in U.S. dollars. In addition, the Company does not maintain significant asset or cash account balances in currencies other than the U.S. dollar. Therefore, the Company does not believe there is currently any significant direct foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)




                                                                Fiscal Years Ended
                                                                ------------------
                                                    December 31,      January 3,      January 3,
                                                       2000             2000              1999
                                                    -----------      -----------      -----------

Net sales                                           $   516,965      $   390,207      $   341,333
Operating costs and expenses:
    Cost of sales                                       247,400          188,650          162,418
    Research and development                             65,754           50,354           47,452
    Selling, general, and administrative                 78,245           61,259           56,523
                                                    -----------      -----------      -----------

Operating income                                        125,566           89,944           74,940
License fees, net                                         2,283            2,143            1,275
Interest income, net                                     12,871            7,574            5,115
                                                    -----------      -----------      -----------

Income before income taxes                              140,720           99,661           81,330
Provision for income taxes                               45,305           31,323           25,920
                                                    -----------      -----------      -----------
Net income                                          $    95,415      $    68,338      $    55,410
                                                    ===========      ===========      ===========

Net income per common share, basic                  $      1.58      $      1.18      $      0.99
                                                    ===========      ===========      ===========

Net income per common share, diluted                $      1.49      $      1.11      $      0.93
                                                    ===========      ===========      ===========

Shares used to calculate net income per share:
          Basic                                          60,241           57,704           55,986
          Diluted                                        64,031           61,768           59,914

Dividends declared per share                        $      0.13      $      0.10      $      0.08
                                                    ===========      ===========      ===========

See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                               December 31,        January 2,
                                                                                   2000               2000
                                                                               ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $     29,160       $     17,083
   Short-term investments                                                           223,435            175,320
   Accounts receivable, less allowance for doubtful accounts of $477
    and $480 at fiscal year end 2000 and 1999, respectively                          81,673             57,220
   Inventories                                                                       81,084             75,518
   Deferred income taxes                                                             24,166             16,597
   Other current assets                                                               8,357              9,306
                                                                               ------------       ------------
       Total current assets                                                         447,875            351,044
Property, plant and equipment, at cost                                              583,731            467,765
    Less accumulated depreciation                                                  (317,085)          (257,549)
                                                                               ------------       ------------
    Property, plant and equipment, net                                              266,646            210,216
Other assets, net                                                                    13,831              7,032
                                                                               ------------       ------------
       Total assets                                                            $    728,352       $    568,292
                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 56,150             29,064
    Accrued salaries and benefits                                                    25,103             16,215
    Accrued taxes other than income                                                   5,156              4,559
    Other accrued liabilities                                                        21,888             14,640
    Income taxes payable                                                              4,488              3,072
                                                                               ------------       ------------
       Total current liabilities                                                    112,785             67,550

Stockholders' equity:
    Preferred stock, $0.10 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $0.02 par value; 100,000,000 shares authorized; issued:
       62,132,405 shares issued at December 31, 2000 and
       60,100,166 shares issued at January 2, 2000                                    1,243              1,202
    Additional paid-in capital                                                      201,618            160,466
    Retained earnings                                                               446,423            358,845
    Accumulated other comprehensive income                                            1,377                 --
    Treasury stock at cost
       1,282,052 shares at December 31, 2000 and
       939,152 shares at January 2, 2000                                            (35,094)           (19,771)
                                                                               ------------       ------------
       Total stockholders' equity                                                   615,567            500,742
                                                                               ------------       ------------
                                                                               $    728,352       $    568,292
                                                                               ============       ============

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             Fiscal Years Ended
                                                                             ------------------
                                                              December 31,         January 2,        January 3,
                                                                  2000               2000               1999
                                                              ------------       ------------       ------------
Cash Flows from Operating Activities:
Net income                                                    $     95,415       $     68,338       $     55,410
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                     59,536             50,244             43,736
   Deferred tax benefit                                             (9,623)            (5,906)            (1,002)
   Tax benefit from exercise of stock options                       19,242             22,781              6,598
   Changes in operating assets and liabilities:
       Accounts receivable                                         (24,453)           (11,287)            16,404
       Inventories                                                  (5,566)            (3,128)           (13,259)
       Other current assets                                            949             (1,957)            (2,874)
       Accounts payable                                             27,086             13,629            (14,276)
       Accrued salaries and benefits                                 8,888              6,820            (10,584)
       Accrued taxes other than income                                 597                529                352
       Other accrued liabilities                                     9,358              2,027              4,868
       Income taxes payable                                          1,416             (1,741)             2,441
                                                              ------------       ------------       ------------
Net cash provided by operating activities                          182,845            140,349             87,814
                                                              ------------       ------------       ------------
Cash Flows from Investing Activities:
Purchases of short-term investments                               (175,105)           (98,569)           (86,151)
Sales and maturities of short-term investments                     129,175             47,029             69,584
Additions to property, plant and equipment                        (115,966)           (69,326)           (75,965)
Increase in other assets, net                                       (7,663)            (1,487)              (148)
                                                              ------------       ------------       ------------
Net cash used in investing activities                             (169,559)          (122,353)           (92,680)
                                                              ------------       ------------       ------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon exercise of
   stock options and other                                          19,841             18,166              6,808
Purchase of treasury stock                                         (13,213)           (17,514)              (639)
Dividends paid to shareholders                                      (7,837)            (5,781)            (4,482)
                                                              ------------       ------------       ------------
Net cash (used in) provided by financing activities                 (1,209)            (5,129)             1,687
                                                              ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                12,077             12,867             (3,179)
Cash and cash equivalents at beginning of year                      17,083              4,216              7,395
                                                              ------------       ------------       ------------
Cash and cash equivalents at end of year                      $     29,160       $     17,083       $      4,216
                                                              ============       ============       ============
Cash payments for income taxes                                $     34,270       $     16,189       $     17,883

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three Years Ended December 31, 2000
                                   (Thousands)


                                                                                                           Accumulated
                                       Common Stock         Additional                       Treasury         Other
                                       ------------           Paid-in        Retained         Stock       Comprehensive
                                  Shares        Amount        Capital        Earnings        at Cost          Income        Total
                                ---------    ------------   ------------   ------------    ------------   -------------   ---------
Balance at Dec. 28, 1997           55,096    $      1,106   $    106,209   $    245,360    $     (1,618)   $         --   $ 351,057
Issuance of common stock            1,388              28          6,780             --              --              --       6,808
Treasury stock purchases              (34)             --             --             --            (639)             --        (639)
Tax benefit from stock
  option exercises                     --              --          6,598             --              --              --       6,598
Dividends declared                     --              --             --         (4,482)             --              --      (4,482)
Net income                             --              --             --         55,410              --              --      55,410
                                ---------    ------------   ------------   ------------    ------------    ------------   ---------
Balance at Jan. 3, 1999            56,450           1,134        119,587        296,288          (2,257)             --     414,752
Issuance of common stock            3,433              68         18,098             --              --              --      18,166
Treasury stock purchases             (722)             --             --             --         (17,514)             --     (17,514)
Tax benefit from stock
  option exercises                     --              --         22,781             --              --              --      22,781
Dividends declared                     --              --             --         (5,781)             --              --      (5,781)
Net income                             --              --             --         68,338              --              --      68,338
                                ---------    ------------   ------------   ------------    ------------    ------------   ---------
Balance at Jan. 2, 2000            59,161           1,202        160,466        358,845         (19,771)             --     500,742
Issuance of common stock            2,032              41         19,800             --              --              --      19,841
Treasury stock purchases             (342)             --             --             --         (13,213)             --     (13,213)
Tax benefit from stock
  option exercises                     --              --         19,242             --              --              --      19,242
Deferred compensation                  --              --          2,110             --          (2,110)             --          --
Effect of change in fair
  value of available-for-sale
  securities, net of tax               --              --             --             --              --           1,377       1,377
Dividends declared                     --              --             --         (7,837)             --              --      (7,837)
Net income                             --              --             --         95,415              --              --      95,415
                                ---------    ------------   ------------   ------------    ------------    ------------   ---------
Balance at Dec. 31, 2000           60,851    $      1,243   $    201,618   $    446,423    $    (35,094)   $      1,377   $ 615,567
                                =========    ============   ============   ============    ============    ============   =========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY

         Dallas Semiconductor Corporation (the "Company") was incorporated in Delaware in February 1984. The Company combines proprietary fabrication and circuit technologies to create innovative products that are sold to over 15,000 customers worldwide. The Company operates predominantly in one industry segment and serves markets including broadband telecommunications, wireless handsets, cellular base stations, secure Internet communications, networking, servers, data storage and a wide variety of industrial equipment.

         The majority of the Company's manufacturing facilities are located in Dallas, Texas, although during 2000 a significant portion of the Company's products underwent module assembly and final testing at subcontractor facilities in the Philippines. In order to complete these functions, equipment with an original cost of $35.9 million and a net book value of $22.1 million have been consigned to these subcontractors. Also see Note 7 - "Subsequent Event."

         Export sales, to customers in Europe and Asia, represented approximately 45%, 45%, and 42% of net sales in 2000, 1999, and 1998, respectively.

         Sales to domestic distributors comprised approximately 36%, 34%, and 35% of net sales in 2000, 1999, and 1998, respectively. In 2000, two distributors accounted for $89.4 million or 17% and $72.4 million or 14% of net sales, respectively. In 1999, two distributors accounted for $61.2 million or 16% and $44.6 million or 11% of net sales, respectively. In 1998, one distributor accounted for $43.0 million or 13% of net sales. No original equipment manufacturer ("OEM") customer or other distributors accounted for 10% or more of net sales in the years presented.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Fiscal year. The Company operates on a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal years 2000 and 1999, 52-week years, ended December 31, 2000 and January 2, 2000, respectively. Fiscal year 1998, a 53-week year, ended January 3, 1999.

         Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Statements of cash flows. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Financial instruments. As of December 31, 2000, short-term investments consist of $186,746,415 in corporate notes and $36,688,876 in municipal bonds and generally mature between three months and five years from the purchase date. All of the Company's cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. The Company places its investments only in high credit quality financial instruments, and limits the amount invested in any one institution or in one instrument. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders' equity. As of December 31, 2000, the Company's short-term investments were recorded at a cost of $221,249,086 and had an aggregate fair value of $223,435,291, resulting in unrealized gains of $2,186,205 for the year ended December 31, 2000. As of January 2, 2000, the cost of short-term investments approximated their fair value. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income. The carrying value of other financial instruments, such as accounts receivable, accounts payable and certain long-term investments approximates their fair value.

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

         Revenue recognition. Sales are recognized upon shipment to distributors and to OEM customers. Sales to domestic distributors are made under distributor agreements that provide the distributor certain price reduction and return and allowance rights. Such sales are reduced for estimated future price reductions and returns. Reserves for future price reductions and product returns were $28,473,000 and $17,495,000 at December 31, 2000 and January 2, 2000,
respectively. Revenue from the licensing of the Company's intellectual property is recognized as contractual obligations are met and revenue is earned.

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

         Stock options. The Company measures and recognizes compensation costs under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company discloses pro forma information related to its stock plans according to SFAS No. 123, "Accounting for Stock Based Compensation."

         Comprehensive income. Comprehensive income includes all non-owner changes in equity. For the fiscal year ended December 31, 2000, comprehensive income was $96,792,000 including unrealized gains on securities available-for-sale of $1,377,000, net of tax of $809,000. For the previous two years, comprehensive income was the same as net income.

         Earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other potentially dilutive securities. The number of incremental shares from the assumed issuance of stock options and other potentially dilutive securities is calculated applying the treasury stock method.

         New accounting pronouncement. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard, as amended by SFAS No. 138, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. The Company is not currently engaged in any hedging activity and does not believe that the adoption of SFAS No. 133 will have any effect on the Company's financial position or overall trends in results of operations.

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

         Reclassifications. Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

3.       BALANCE SHEET DETAIL (in thousands)


                                            Fiscal Years Ended
                                            ------------------
                                      December 31,       January 2,
                                          2000              2000
                                      ------------      ------------
Inventories:
   Raw materials                      $     16,087      $      8,760
   Work-in-process                          47,505            54,065
   Finished goods                           17,492            12,693
                                      ------------      ------------
                                      $     81,084      $     75,518
                                      ============      ============
Property, plant and equipment:
   Land and land improvements         $      9,978      $      8,775
   Building and improvements               124,477            82,991
   Machinery and equipment                 449,276           375,999
                                      ------------      ------------
                                      $    583,731      $    467,765
                                      ============      ============
Accrued salaries and benefits:
   Salaries, benefits and other       $     16,476      $     11,245
   Sales commissions                         8,627             4,970
                                      ------------      ------------
                                      $     25,103      $     16,215
                                      ============      ============

Accrued taxes other than income:
   Ad valorem taxes                   $      4,445      $      3,952
   Other                                       711               607
                                      ------------      ------------
                                      $      5,156      $      4,559
                                      ============      ============
Other accrued liabilities:
   Deferred license fees, net         $     13,103      $      3,032
   Other                                     8,785            11,608
                                      ------------      ------------
                                      $     21,888      $     14,640
                                      ============      ============

4.       STOCKHOLDERS' EQUITY

         Authorized Shares. In 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $.02 per share, that the Company is authorized to issue from 40 million to 100 million.

         Stock Split. On January 25, 2000, the Company declared a two-for-one common stock split in the form of a 100% stock dividend, payable on February 28, 2000, to stockholders of record as of February 7, 2000. All share and per share information included in the accompanying consolidated financial statements and related notes have been restated to reflect this stock split.

         Stockholders' Rights Plan. During 1999, the Company adopted a Rights Agreement and under this agreement distributed one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock to stockholders of record on September 21, 1999. The Rights will become exercisable only if a person or group announces a tender offer to acquire, or acquires, 15% or more of the Company's common stock. Also see Note 7 - "Subsequent Event."

         Employee Stock Purchase Plan. During 1999, the Company implemented and is authorized to issue up to 400,000 shares of its common stock under its 1999 Employee Stock Purchase Plan (Purchase Plan). The purchase price of the stock is 85% of the lower of the closing price at the beginning or at the end of each biannual offering period. All employees are eligible to have up to 20% of base earnings withheld to purchase the Company's common stock under the Purchase Plan.

         Deferred Compensation. During 2000, the Board of Directors of the Company amended its deferred compensation plan under which shares of the Company's common stock are held in trust for the benefit of certain officers and directors of the Company. Benefits under this deferred compensation plan are payable only in common stock of the Company held by the trust. At December 31, 2000, 146,373 of the Company's common shares were held in trust.

         Stock Repurchase. As amended in 1998, the Board of Directors authorized the purchase, from time-to-time, depending on market conditions, of up to 2,000,000 shares of its common stock. As of December 31, 2000, 1,530,802 shares at a cumulative average price of $21.55, totaling $32,983,972 have been purchased under this stock repurchase program and recorded using the cost method. The Company will not repurchase additional shares of its common stock prior to completion of the Merger or the termination of the Merger Agreement.

         Stock Options. In February 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan") under which, as amended, an aggregate of 16,044,792 shares of common stock has been reserved for issuance. On April 23, 1996, the 1987 Plan was amended to provide for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under this 1987 Plan provision, 608,504, 591,610 and 564,496 shares were reserved for issuance on January 1st, 2000, 1999, and 1998, respectively. In 1998, 499,000 outstanding options from the 1987 Plan, with exercise prices in excess of $11.88, were canceled and re-granted at the then market price of $11.88 per share. The new options maintain the vesting schedule of the canceled options. On October 27, 2000, an additional 1,250,000 shares were authorized for the 1987 Plan. These shares are reflected in the outstanding options table below.

         On April 26, 1994, the 1993 Officer and Director Stock Option Plan (the "1993 Plan") was approved by the stockholders under which an aggregate of 10,990,396 shares of common stock has been reserved for issuance. The 1993 Plan provided for an annual increase, on and as of January 1st of each calendar year, of 1% of the number of shares of common stock outstanding on December 31st of the preceding year. Under the 1993 Plan provision, 608,504, 591,610 and 564,496 shares were reserved for issuance on January 1st, 2000, 1999, and 1998, respectively. On January 25, 2000 an additional 2,000,000 shares were authorized for the 1993 Plan. These shares are reflected in the outstanding options table below. Upon completion of the Merger described in Note 7, all unvested stock options in the 1993 Plan (1,191,932 options outstanding at December 31, 2000) will immediately vest.

         Options generally are nontransferable and expire no later than ten years from date of grant. Options generally are exercisable upon grant and were granted at no less than 100% of the fair market value of the stock on the date of grant. Shares of common stock issuable and/or exercised under the 1987 Plan vest based upon years of service, generally four years.

         As of December 31, 2000, total shares reserved for future issuance upon exercise of options are 14,483,686. Additional information with respect to stock options under the 1987 and 1993 Plans is as follows:


                                                 Outstanding Options
                                                 -------------------
                             Options           Number            Weighted
                            Available           of                Average
                            for Grant          Shares         Exercise Price
                           -----------       -----------    -------------------
December 28, 1997            2,354,270        10,390,732       $      6.93
   Options authorized        1,128,992                --                --
   Options granted          (2,952,100)        2,952,100             12.13
   Options exercised                --        (1,386,954)             4.90
   Options canceled            643,122          (643,122)            17.83
                           -----------       -----------
January 3, 1999              1,174,284        11,312,756              7.92
   Options authorized        2,883,220                --                --
   Options granted          (2,958,470)        2,958,470             24.97
   Options exercised                --        (3,433,644)             5.29
   Options canceled            135,192          (135,192)            14.55
                           -----------       -----------
January 2, 2000              1,234,226        10,702,390             13.39
   Options authorized        4,467,008                --                --
   Options granted          (2,489,915)        2,489,915             26.80
   Options exercised                --        (1,919,938)             8.60
   Options canceled            233,988          (233,988)            23.06
                           -----------       -----------
December 31, 2000            3,445,307        11,038,379       $     17.84
                           ===========       ===========

A summary of stock options outstanding at December 31, 2000 is shown in the following table.


                                         Options Outstanding               Options Exerciseable
                                         -------------------               --------------------
                                   Weighted Average     Weighted
                                      Remaining          Average                           Weighted
    Range of           Number      Contractual Life     Exercise          Number           Average
Exercise Prices     Outstanding       (in years)         Price         Exerciseable     Exercise Price
---------------     ------------   ----------------   ------------     ------------     --------------
$ 2.25 - $ 7.38        2,122,144        2.47          $       7.03        2,122,144     $       7.03
  7.56 -  11.38        1,394,144        5.63                  8.99        1,382,744             8.98
     11.88             2,408,497        7.63                 11.88        1,455,210            11.88
 12.63 -  25.28        2,995,802        9.50                 24.55          262,829            24.50
 25.31 -  46.25        2,117,792        8.92                 27.63          423,157            25.45
                    ------------                                       ------------
                      11,038,379                                          5,646,084
                    ============                                       ============

         The Company used the Black-Scholes option pricing model to estimate the fair value of each option at the date of grant. The following weighted-average assumptions were used: dividend yields of 0.40%, risk-free interest rate of 6% in 2000 and 1999 and 5% in 1998, expected volatility of 50% in 2000 and 40% in 1999 and 1998, and expected lives of 6 years. The weighted average fair value of options granted during the year was $14.30, $11.66 and $5.46 for 2000, 1999 and 1998, respectively.

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


                                                                               Fiscal Years Ended
                                                                               ------------------
                                                            December 31,           January 2,            January 3,
                                                                2000                  2000                  1999
                                                            ------------           ----------            ----------
Net income (in thousands):
                    As reported                               $ 95,415               $ 68,338             $ 55,410
                    Pro forma                                   84,327                 62,306               52,813

Net income per common share:
Basic               As reported                                 $ 1.58                 $ 1.18               $ 0.99
                    Pro forma                                     1.40                   1.08                 0.95

Diluted             As reported                                 $ 1.49                 $ 1.11               $ 0.93
                    Pro forma                                     1.32                   1.01                 0.89

5.       INCOME TAXES

         The components of the provision (benefit) for income taxes are as follows (in thousands):


                                             Fiscal Years Ended
                                             ------------------
                               December 31,        January 2,       January 3,
                                   2000              2000              1999
                               ------------      ------------      ------------
Current:
     Federal                   $     52,268      $     35,369      $     24,858
     State                            2,300             1,750             2,050
     Foreign                            360               110                14
                               ------------      ------------      ------------
     Total current taxes             54,928            37,229            26,922
                               ------------      ------------      ------------
Deferred:
     Federal                         (9,102)           (5,599)             (948)
     State                             (495)             (307)              (54)
     Foreign                            (26)               --                --
                               ------------      ------------      ------------
     Total deferred taxes            (9,623)           (5,906)           (1,002)
                               ------------      ------------      ------------
Total income tax provision     $     45,305      $     31,323      $     25,920
                               ============      ============      ============

         The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows (in thousands):


                                                               Fiscal Years Ended
                                                               ------------------
                                                December 31,       January 2,        January 3,
                                                    2000              2000              1999
                                                ------------      ------------      ------------
Provision at statutory rate                     $     49,253      $     34,881      $     28,466
State taxes, net of federal benefit                    1,090               792             1,249
Tax exempt foreign sales corporation income           (1,015)             (792)           (1,290)
Foreign income taxed at different rates               (1,772)             (108)              (88)
Research and development tax credit                   (2,567)           (1,627)           (1,475)
Tax exempt income                                       (842)           (1,238)           (1,351)
Other                                                  1,158              (585)              409
                                                ------------      ------------      ------------
Provision for income taxes                      $     45,305      $     31,323      $     25,920
                                                ============      ============      ============

         The components of the net deferred tax asset are as follows (in thousands):


                                                        Fiscal Years Ended
                                                        ------------------
                                                  December 31,       January 2,
                                                      2000             2000
                                                  ------------      ------------
Deferred tax assets:
     Sales and inventory reserves                 $     16,991      $     15,693
     Accrued expenses and other reserves                 9,637             7,523
     Deferred revenue                                    5,588             1,122
     Foreign net operating loss carryforwards            3,587                --
     Other                                               6,607             5,018
     Valuation allowance                                (8,314)           (3,973)
                                                  ------------      ------------
                                                        34,096            25,383
Deferred tax liabilities:
     Depreciation                                       (7,995)           (8,721)
     Other                                              (1,935)              (65)
                                                  ------------      ------------
                                                        (9,930)           (8,786)
                                                  ------------      ------------
Net deferred tax asset                            $     24,166      $     16,597
                                                  ============      ============

         The Company has foreign net operating loss carryforwards of approximately $11.2 million that expire in the years 2001 through 2005. The increase in the valuation allowance relates primarily to foreign net operating loss carryforwards and other deferred tax assets of a purchased subsidiary, the realization of which will reduce goodwill and other non-current intangible assets related to the acquisition.

         The Company intends to indefinitely reinvest approximately $5.9 million of cumulative undistributed earnings of certain foreign subsidiaries. Accordingly, no provision has been made for taxes due upon the distribution of these earnings. If such earnings were distributed, the Company would accrue additional income taxes of approximately $2 million.

6.       NET INCOME PER SHARE

         For fiscal years ended January 3, 1999, January 2, 2000, and December 31, 2000, "Net income per share, basic" and "Net income per share, diluted" are calculated as follows (in thousands, except per share amounts):


                                                                              Per Share
                                           Net Income         Shares           Amounts
                                          ------------     ------------     ------------
As of January 3, 1999:
     Net income per share, basic          $     55,410           55,986     $       0.99
                                                                            ============
     Dilutive effect of stock options               --            3,928
                                          ------------     ------------
     Net income per share, diluted        $     55,410           59,914     $       0.93
                                          ============     ============     ============

As of January 2, 2000:
     Net income per share, basic          $     68,338           57,704     $       1.18
                                                                            ============
     Dilutive effect of stock options               --            4,064
                                          ------------     ------------
     Net income per share, diluted        $     68,338           61,768     $       1.11
                                          ============     ============     ============

As of December 31, 2000:
     Net income per share, basic          $     95,415           60,241     $       1.58
                                                                            ============
     Dilutive effect of stock options               --            3,790
                                          ------------     ------------
     Net income per share, diluted        $     95,415           64,031     $       1.49
                                          ============     ============     ============

7.       SUBSEQUENT EVENT

         On January 28, 2001, Maxim, Merger Sub and the Company, entered into the Merger Agreement, pursuant to which Merger Sub will, subject to the terms and conditions of the Merger Agreement, merge with and into the Company, with the Company becoming a wholly-owned subsidiary of Maxim.

         In connection with the Merger Agreement, Maxim and the Company executed a Stock Option Agreement, dated the same date as the Merger Agreement (the "Stock Option Agreement"), pursuant to which Maxim has the right, under certain circumstances, principally the termination of the Merger Agreement, to purchase up to 14.9% of the issued and outstanding shares of common stock of the Company, at $26.8125 per share, subject to certain adjustments.

         Immediately prior to the execution of the Merger Agreement, the Company executed an amendment (the "Amendment") to the Rights Agreement, dated as of September 10, 1999 (the "Rights Agreement"), between the Company and Mellon Investor Services, LLC. The Amendment provides, among other things, that (a) neither the Merger Agreement nor any of the transactions contemplated thereby, including without limitation, the Stock Option Agreement, will cause (1) Maxim or Merger Sub or any of their affiliates or associates to be deemed an "Acquiring Person" under the Rights Agreement or (2) the "Distribution Date" under the Rights Agreement to occur upon any such event, and (b) Maxim and Merger Sub shall each be deemed to be an "Exempt Person" under the Rights Agreement.

REPORT OF KPMG LLP

To the Board of Directors and Stockholders:

         We have audited the accompanying consolidated balance sheet of Dallas Semiconductor Corporation and subsidiaries as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of and for the year ended December 31, 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule as of and for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                    /s/ KPMG LLP

Dallas, Texas
January 12, 2001, except for Note 7
  which is as of January 28, 2001

REPORT OF ERNST & YOUNG LLP

To the Board of Directors and Stockholders:

         We have audited the accompanying consolidated balance sheet of Dallas Semiconductor Corporation and subsidiaries as of January 2, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for each of the two fiscal years in the period ended January 2, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Semiconductor Corporation and subsidiaries at January 2, 2000 and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the two fiscal years in the period ended January 2, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Dallas, Texas
January 13, 2000

                          SUPPLEMENTARY FINANCIAL DATA
          (Unaudited) (Dollars in Thousands, Except Per Share Amounts)



                                                               Fiscal Years
                                                      1999 and 2000 by Fiscal Quarter
                                                      -------------------------------
                                            1999                                           2000
                         ------------------------------------------    --------------------------------------------
                           1st        2nd        3rd         4th          1st         2nd         3rd         4th
                         -------    -------    --------    --------    --------    --------    --------    --------
Operating Summary:
Net sales                $87,946    $93,622    $101,180    $107,459    $117,602    $129,768    $139,456    $130,139
Cost of sales             42,401     45,221      48,978      52,050      56,632      61,596      65,729      63,443
Operating income          19,800     21,251      23,558      25,335      28,903      32,695      35,626      28,342
Income before
   income taxes           22,064     23,281      25,690      28,626      32,056      36,142      39,644      32,878
Net income                15,180     16,017      17,675      19,466      21,702      24,396      26,960      22,357

Net income per share,
   basic                 $  0.27    $  0.28    $   0.31    $   0.33    $   0.36    $   0.41    $   0.45    $   0.37

Net income per share,
   diluted               $  0.25    $  0.26    $   0.29    $   0.31    $   0.34    $   0.38    $   0.42    $   0.35


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 22, 2000, the Audit Committee of the Board of Directors of the Company determined not to renew the engagement of Ernst & Young LLP to audit the consolidated financial statements of the Company for the 2000 fiscal year and selected KPMG LLP to audit the Company's consolidated financial statements for the 2000 fiscal year. The reports of Ernst & Young LLP on the financial statements of the Company for the previous two fiscal years ended January 2, 2000, and January 3, 1999, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two previous fiscal years ended January 2, 2000 and January 3, 1999, and the subsequent interim period ended March 22, 2000, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreement(s), if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement(s) in its reports.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is hereby made to information concerning Messrs. Chao C. Mai, Michael L. Bolan, Alan P. Hale and Jack R. von Gillern, under the heading "Executive Officers of the Registrant" found in Part I of this report. Messrs. Mai and Bolan also serve as directors of the Company.

         The Company has three non-employee directors. All of the directors have served as directors since the last annual meeting of stockholders. Information regarding the business experience of each non-employee director during the last five years is provided below. All directors are elected annually to serve until the next annual meeting of stockholders, or until their respective successors are elected.


RICHARD L. KING            Mr. King, age 62, has been a director of the Company
                           since 1984. He served as General Partner of KBA
                           Partners L.P., a venture capital fund, during the period 1987 - 1997. Since 1998, Mr. King has been a
                           General Partner in Brockleby Venture Partners, a venture capital firm. In November 2000, the Board of Directors appointed Mr. King a Member of the Interim
                           Office of the Chief Executive.

M. D. SAMPELS              Mr. Sampels, age 68, is a shareholder in the law firm
                           of Jenkens & Gilchrist, a Professional Corporation.
                           Mr. Sampels has served as a director of the Company since 1985. In November 2000, the Board of Directors appointed Mr. Sampels a Member of the Interim Office of the Chief Executive.

CARMELO J. SANTORO         Mr. Santoro, age 59, has been a director of the
                           Company since 1985. From 1994 to 1996, he served as Chairman and Chief Executive Officer of Platinum
                           Software Corporation. Mr. Santoro also serves as a director of Sonic Blue, Inc. (formerly S-3, Inc.), a producer of Internet appliances. Currently, he is also a consultant with Santoro Technology Associates.
                           In November 2000, the Board of Directors appointed
                           Mr. Santoro a Member of the Interim Office of the Chief Executive.

ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY EXECUTIVE COMPENSATION TABLE

         The following summary compensation table sets forth the annual compensation paid or accrued, together with the number of shares covered by options granted, during each of the Company's 1998, 1999 and 2000 fiscal years to C. V. Prothro, who served as the Company's Chief Executive Officer until his death on November 16, 2000, and the Company's next four most highly-compensated executive officers.



                                                     Annual                Long Term
                                                  Compensation            Compensation
                                                                          ------------
                                                                              Awards
                                           --------------------------     ------------
                                                                              Stock
                                                                            Underlying         All Other
          Name and                            Salary          Bonus          Options         Compensation
     Principal Position          Year         ($)(2)          ($)(3)         (#)(4)        ($)(5) (6) (7)
     ------------------          ----         -------       ---------     ------------     --------------
C. V. Prothro, Chairman of       2000         731,264       1,524,384              --           1,133,242
the Board of Directors,          1999         707,500       1,426,564              --              89,752
President and Chief              1998         642,039              --         540,000              89,582
Executive Officer(1)

Chao C. Mai, President and       2000         421,536         556,651              --             697,202
Chief Operating Officer(8)       1999         390,000         493,875              --              69,483
                                 1998         353,759              --         270,000              69,257

Michael L. Bolan, Vice           2000         278,358         391,101              --             204,519
President - Marketing and        1999         260,000         342,250              --              38,791
Product Development              1998         235,833              --         135,000              38,747

Alan P. Hale, Vice               2000         208,768         798,326              --             160,948
President - Finance and          1999         195,000         237,187          80,000               7,476
Chief Financial Officer          1998         176,945              --          94,500      (9)     10,766

Jack von Gillern, Vice           2000         200,173         277,980         100,000               7,200
President - Sales(10)            1999         180,000         218,943         100,000               7,200
                                 1998         120,000          85,092         105,000               7,200


FOOTNOTES TO SUMMARY EXECUTIVE COMPENSATION TABLE

(1) Mr. Prothro died on November 16, 2000. Mr. Prothro's bonus for fiscal year 2000 was paid to the Estate of Charles Vincent Prothro, Deceased (the "Estate").

(2) Includes amounts deferred at the executive officer's election pursuant to the Company's Section 401(k) Plan.

(3) Includes annual bonuses for the years indicated, as well as amounts accrued and distributable under the Company's Profit Sharing Plan in which all full-time employees of the Company are eligible to participate. The amounts shown for Mr. von Gillern for 1998 include incentive payments earned while performing as Director of Sales.

(4)      To date, the Company has not granted any SARs.

(5) Excludes premiums paid by the Company for group term life insurance generally available to all salaried employees of less than $850 for any executive officer for 2000.

(6) Amounts shown represent premiums paid by the Company for split-dollar life insurance policies on these executive officers. See Director and Executive Officer Compensation Arrangements - "Split Dollar Life Insurance Agreements" for a further description of the split-dollar life insurance arrangements between the Company and Messrs. Prothro, Mai, Bolan and Hale.

(7)      Amounts shown for Mr. von Gillern represent his annual car allowance.

(8) Mr. Mai was elected President and Chief Operating Officer on November 18, 2000.

(9)      Includes reimbursed non-business travel expense of $3,093.

(10) Mr. von Gillern has served as Vice President - Sales of Dallas Semiconductor since January 26, 1999.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth, with respect to all options granted to Mr. Prothro and the Company's next four most highly-compensated executive officers, during the Company's 2000 fiscal year: (1) the number of shares covered by such options; (2) the percent that such options represent of total options granted to all employees of Dallas Semiconductor during the 2000 fiscal year; (3) the exercise price; (4) the expiration date; and (5) the present value of the options on the grant date. To date, the Company has not granted any SARs.


                                                                                                     Grant Date
                                                    Individual Grants                                  Value
---------------------------------------------------------------------------------------------      -------------------
                       Number of
                       Securities        % of Total
                       Underlying          Options
                        Options           Granted to           Exercise
                        Granted          Employees in            Price           Expiration             Grant Date
     Name                (#)(1)         Fiscal Year(2)         ($/Share)            Date           Present Value($)(3)
----------------      -------------     --------------       -------------      -------------      -------------------
C. V. Prothro                    --                N/A                 N/A                N/A                N/A

Chao C. Mai                      --                N/A                 N/A                N/A                N/A

Michael L. Bolan                 --                N/A                 N/A                N/A                N/A

Alan P. Hale                     --                N/A                 N/A                N/A                N/A

Jack von Gillern            100,000               4.02%      $     24.6875         12/15/2010          1,318,190



FOOTNOTES TO OPTION GRANT TABLE

(1) The option granted in 2000 to Jack von Gillern was granted pursuant to the Company's 1987 Stock Option Plan, as amended. At the end of the first year outstanding, 25% of the option vests. Thereafter, the option vests at 6.25% of the aggregate number of shares covered by the option beginning with the fifth calendar quarter during the 10-year term of the option, until it becomes fully vested at the end of 16 calendar quarters.

(2) The Company granted options representing 2,489,915 shares to employees in fiscal 2000.

(3) The Company believes that the value of unvested options is indeterminable by reason of the vagaries of the stock market and other factors and opposes any requirement to place a value on an option grant. However, to comply with Item 402(c) of Regulation S-K promulgated by the Securities and Exchange Commission, the Company used the Black-Scholes model. Values for the named executive officers are based on an option term of 6.0 years, a risk-free interest rate of 6.0%, an annual dividend yield of 0.40% and volatility of 50.0%. No adjustment for risk of forfeiture was made.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth, for Mr. Prothro and the other four most highly-compensated executive officers of the Company: (1) the number of shares of the Company's common stock acquired upon exercise of options during fiscal year 2000; (2) the net aggregate dollar value realized upon exercise; (3) the total number of unexercised options held at the end of fiscal year 2000; and (4) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 2000. To date, the Company has not issued any SARs.


                                                              Number of                         Value of
                                                          Shares Underlying                   Unexercised
                           Shares                            Unexercised                      In-the-Money
                          Acquired                         Options at 2000                  Options at 2000
                             on           Value           Fiscal Year End (#)            Fiscal Year End($)(1)
Name                     Exercise(#)    Realized($)    Exercisable/Unexercisable       Exercisable/Unexercisable
----                     -----------    -----------    -------------------------       -------------------------
C. V. Prothro              800,000      25,237,000      2,179,000             --         36,711,750           --

Chao C. Mai                120,000       3,679,521        275,000        135,000          4,192,500    1,856,250

Michael L. Bolan                --              --         58,750         67,500            881,250      928,125

Alan P. Hale                60,000       1,776,345        303,126        104,374          4,800,174      668,514

Jack von Gillern            10,000         369,891         87,338        218,062            828,686      748,911

(1) Represents the difference between the closing price of the common stock on December 29, 2000, of $25.6250 per share and the exercise price of such options.

                         DIRECTOR AND EXECUTIVE OFFICER
                            COMPENSATION ARRANGEMENTS

BOARD AND COMMITTEE MEETING FEES

         Each of the non-employee directors of the Company, Messrs. King, Sampels and Santoro, served on the Board of Directors the entire 2000 fiscal year. Each of the non-employee directors receives compensation as a director in the amount of $12,500 per quarter. Each non-employee director is also compensated in the amount of $1,500 for each Board of Directors meeting attended, $1,000 for each committee meeting attended and $1,500 per committee meeting chaired. The Company reimburses non-employee directors for expenses incurred in attending meetings and provides for air travel and expenses of its non-employee directors on Company business. Directors who are employed by the Company, Messrs. Mai and Bolan, do not receive any compensation for their Board of Directors activities.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

CHANGE IN CONTROL AGREEMENTS

         Dallas Semiconductor entered into an agreement, dated May 20, 1999 (each, an "Agreement" and collectively, "Agreements"), with each of Messrs. Prothro, Mai, Bolan and Hale, providing for certain benefits in the event of a Change in Control (as defined below). The Company entered into these Agreements because the Compensation Committee considered it essential to the best interest of Dallas Semiconductor's stockholders that, should the Company receive a proposal from a third party, whether solicited by the Company or unsolicited, concerning a Change in Control, it was imperative that the Company be able to rely upon the continued services of these executive officers without concern that such executive officers might be distracted by the personal uncertainties and risk that the Change in Control proposal might otherwise entail and to ensure the continued availability to the Company of such executive officers in the event of the Change in Control.

         The Agreement with Mr. Prothro terminated as a result of his death on November 16, 2000.

         Under the Agreements between Dallas Semiconductor and each of Messrs. Mai, Bolan and Hale, each executive will be entitled to receive, upon the occurrence of a Change in Control (1) his full base salary through the date immediately preceding a Change in Control at the rate in effect at such time, plus all other amounts to which he is entitled under any benefit or compensation plan of the Company applicable to him; and (2) a lump sum severance payment equal to 299% of his Annual Compensation (as defined below). The current base salaries of Messrs. Mai, Bolan and Hale are $417,300, $278,200 and $208,650, respectively.

         Upon a Change in Control, each executive will also become fully vested in all non-stock-based incentives or awards previously made available to him by the Company, payable in a single lump sum. Each executive will also be entitled to be paid an additional lump sum payment equal to the sum of (1) any accrued, unpaid vacation pay; and (2) the amounts payable to him under the terms of any deferred compensation plan determined as if, upon the Change in Control, he were fully vested in the plan.

         The Agreements provide that, from and after a Change in Control, each executive (for his lifetime) and his spouse (for her lifetime) shall also have the right to continue to participate, at no cost to the executive or his spouse, in all health, dental, disability, accident and life insurance plans or arrangements of the Company in which such executive or his spouse were participating immediately prior the Change in Control, as if such executive continued to be an employee of the Company.

         Under their respective Agreements, upon a Change in Control, Messrs. Mai and Bolan will receive retirement benefits of $132,000 and $90,000, respectively, such sums also to be payable annually until their respective deaths. Alternatively, at his sole election upon a Change in Control, each of Messrs. Mai and Bolan may require the Company to pay to him a lump sum of money equal to the actuarial equivalent of the total annual retirement payments provided for. Under his agreement with the Company, Mr. Hale will be entitled to receive a retirement benefit of $65,000, commencing on his 55th birthday and payable annually thereafter until his death.

         Each executive will also be entitled to receive payment of all legal fees and expenses incurred by him as a result of a Change in Control (including all such fees and expenses, if any, incurred in seeking to obtain or enforce any right or benefit provided by the Agreements).

         Under the terms of the Agreements, the executives are not required to mitigate the amount of any payment provided for in the Agreements, nor is the amount of any payment or benefit provided for in the Agreements to be reduced by any compensation earned by the executive as the result of employment by another employer or by retirement benefits after the Change in Control, or otherwise.

         As originally executed, the Agreements provided that, in the event any amount paid under the Agreements is determined to be an "excess parachute payment" under section 280G of the Code (or any successor provision), which is subject to the excise tax imposed by section 4999 of the Code (or any successor provision) (the "Excise Tax"), Messrs. Mai, Bolan and Hale were entitled to receive an additional sum (the "Excise Tax Gross Up") in an amount such that the net amount retained by them, after both (1) receiving all other payments under the agreement ("Payment") and the Excise Tax Gross Up, and (2) paying (y) any Excise Tax on the Payment and (z) any federal, state and local income taxes on the Excise Tax Gross Up, equals the amount of the Payment. Each of the Agreements with Messrs. Mai, Bolan and Hale was amended on January 28, 2001, to delete this provision.

         Each of the Agreements will terminate on the earlier of (1) the tenth anniversary of the date of the Agreement; or (2) the date on which the Board of Directors designates, provided that a Change in Control shall not have occurred. Prior to the occurrence of a Change in Control, the Board of Directors has exclusive authority to unilaterally amend, suspend or terminate each of the Agreements, as determined in its sole discretion. The Agreements may not be amended subsequent to a Change in Control without the consent of the executives.

         If the Merger referred to in Part I of this report is approved by the Company's stockholders, a Change in Control within the meaning of the Agreements will have occurred. In such event, provided the Merger is consummated, Messrs. Mai, Bolan and Hale have agreed to further amend their respective Agreements so as to reduce and delay certain payments that would otherwise be due under the Agreements.

DEFINITIONS

         For purposes of the Agreements, "Annual Compensation" is defined as (1) the sum of the executive's annualized base salary in effect on the date that immediately precedes a Change in Control; plus (2) the amounts payable under any deferred compensation plan (as if the executive were fully vested therein); plus
(3) a bonus equal to the greater of (a) any bonus paid or payable to the executive for personal services rendered during the Company's fiscal year in which a Change in Control occurs; or (b) the highest annual bonus paid to the executive for personal services rendered for any of the four fiscal years of the Company preceding the Company's fiscal year in which a Change in Control occurs. For purposes of determining "Annual Compensation" under the Agreement with Mr. Hale, his bonus for fiscal 2000 is deemed to be $290,000.

         A "Change in Control," as defined in the Agreements, means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided that, without limitation, such a Change in Control shall be deemed to have occurred if (1) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities; (2) during any period of two consecutive years (not including any period prior to the execution of the agreements), individuals who at the beginning of such period constitute the Board of Directors and any new director, whose election to the Board of Directors or nomination for election to the Board of Directors by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board of Directors; (3) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent

(either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, except that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 15% of the combined voting power of the Company's then outstanding securities shall not constitute a Change in Control of the Company; (4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or (5) the election of any person other than C. V. Prothro as Chief Executive Officer of the Company.

         On November 18, 2000, the Agreements with Messrs. Mai, Bolan and Hale were amended, among other things, to delete clause (5) of the definition of "Change in Control."

EXECUTIVES RETIREE MEDICAL PLAN

         Subsequent to his Retirement (as defined in the plan described below), each of the Company's directors and executive officers, together with his spouse, is eligible to participate, for the remainder of his or her lifetime, at no cost to such person (including any federal income tax liability), in the medical care benefits provided under the Company's Executives Retiree Medical Plan, as amended, which became effective on October 1, 1999 (the "Plan"). The Plan may be amended or terminated by the Plan Sponsor (as defined in the Plan); however, without the express written consent of each Participant and Covered Dependent (as defined in the Plan), the Plan may not be terminated or amended to reduce the coverages available or benefits payable under the Plan or decrease the number of individuals who may be Participants or Covered Dependents under the Plan. Failure of the Plan Sponsor to obtain assumption of the Plan by a successor entity prior to the effectiveness of any such succession shall be a breach of the Plan and shall entitle the Participants and Covered Dependents at that time to a lump sum payment from the Plan Sponsor as liquidated damages in an amount equal to the sum of (1) the total value of the coverages and benefits under the Plan to such individual; and (2) the cost to obtain identical (or better replacement coverage for Plan coverage for such individual.

SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

         On February 15, 1994, each of Messrs. Prothro, Mai, Bolan and Hale and each of the Company's current non-employee directors, Messrs. King, Sampels and Santoro, entered into a Split-Dollar Insurance Agreement (each a "Split-Dollar Agreement") with the Company, providing for certain life insurance benefits. These Split-Dollar Agreements were amended on July 20, 2000, by the execution of an amended Split-Dollar Agreement (each an "Amended Split-Dollar Agreement") with the Trustees of the Prothro Generational Trust and each of Messrs. Mai, Bolan, Hale, King, Sampels and Santoro. The Amended Split-Dollar Agreements provide, among other things, for the payment of premiums by the Company on the insurance policies underlying the Amended Split-Dollar Agreements. The Amended Split-Dollar Agreements provide for the Company to recover its premium costs from the cash value or death benefits collaterally assigned to the Company by the participants. Premiums paid by the Company during 2000 for split-dollar life insurance policies on Messrs. King, Sampels and Santoro totaled $1,594,657. The Amended Split-Dollar Agreements also provide for a tax offset payment with respect to federal and state income tax or gift tax purposes so that the after-tax cost to the participant is zero. The Amended Split-Dollar Agreement with the Prothro Generational Trust also provides for acceleration of benefits upon a "Change of Control" as defined in the Amended Split-Dollar Agreements and a waiver of the collateral assignment of the cash value of the underlying insurance policy. Failure of the Company to obtain assumption of the Amended Split-Dollar Agreements by a successor entity prior to the effectiveness of any such succession shall be a breach of the Amended Split-Dollar Agreements and shall entitle the Participants to all rights, compensation and other benefits from the Company (defined as Dallas Semiconductor or any successor to all or substantially its business or assets) in the same amount and on the same terms as the participant would otherwise be entitled.

NON-EMPLOYEE DIRECTOR STOCK OPTIONS

         In fiscal 2000, no non-employee director of the Company was granted an option to purchase shares of the Company's common stock. Options covering an aggregate of 341,650 shares of common stock of the Company are held by the non-employee directors, of which options covering an aggregate of 180,000 shares were granted in 1999 and provide for the payment of a tax offset bonus upon exercise(s) thereof. All unvested options held by the non-employee directors will fully vest and become immediately exercisable upon a change in control of the Company.

REPORT OF THE COMPENSATION COMMITTEE

         The members of the Compensation Committee of the Board of Directors for fiscal year 2000 were Carmelo J. Santoro (Chairman), Richard L. King and M. D. Sampels. Messrs. Santoro and King are also members of the Executive Compensation Subcommittee, which is responsible for the establishment of the performance targets for the Company's Executive Bonus Plan and certification of the attainment or non-attainment of those targets to the Compensation Committee.

         The Compensation Committee is responsible for establishing the level of compensation of the executive officers of the Company, administering the Company's Executive Bonus Plan, Executive Deferred Compensation Plan, Profit Sharing Plan, Employee Stock Purchase Plan and, together with the Board of Directors, the 1987 Stock Option Plan and 1993 Officer and Director Stock Option Plan (the "Stock Option Plans"), each as amended.

         The salary review and evaluation are conducted by comparing the performance of various indices of the Company with others in its industry, as well as considering general economic and competitive conditions. Sales growth, profitability and return on stockholders' equity are among a group of indices reviewed. No particular weight is assigned to one index over another. During 2000, all of the Company's executive officers received salaries averaging 7.0% over the base levels received in 1999, except for Mr. von Gillern, Vice President - Sales, who received a salary averaging approximately 11.0% over that received in 1999. In comparison to the salary levels of officers with the same or similar titles of companies within the Standard and Poor's Electronics (Semiconductor) Index, Mr. Prothro's and Dr. Mai's salaries were 27% and 14% above average, respectively. The salaries of other executives of Dallas Semiconductor were lower than the average of those named in the public documents of such companies.

         Under the Executive Bonus Plan, payments are determined based upon the achievement of certain performance targets, as well as subjective assessments. The performance target established by the Executive Compensation Subcommittee for 2000 was attainment by the Company of sales of $490 million and earnings per share of $1.38 for the 2000 fiscal year. The maximum multiplier for the purposes of determining bonuses under the Executive Bonus Plan was 4.0. The Company exceeded each of the 2000 performance targets, and bonuses for 2000 under the Executive Bonus Plan were awarded to the executive officers and other key employees of the Company based upon multiples, ranging from 1.3 to 3.8, of such employees' 2000 base salary.

         Under the Company's Executive Deferred Compensation Plan, which became effective on December 28, 1997, long-term incentive awards may be made to a select group of key employees. One hundred percent of the deferred compensation is invested in the common stock of the Company. Each participant's interest will reflect any gains or losses in the value of such shares on a pro rata basis. No awards under this plan were made in 2000. The Executive Deferred Compensation Plan was amended in 1999 to provide for distribution in common stock of the Company in lieu of cash.

         Under the Company's Profit Sharing Plan, quarterly bonuses may be awarded to all full-time employees of the Company, including the executive officers. Under the Profit Sharing Plan, these profit sharing awards are allocated so that each eligible employee may receive an award equal to a fixed number of hours of his or her base salary. The profit sharing awards are included in the Bonus column in the Summary Executive Compensation Table.

         The executive officers have also been granted stock options from time to time under the Company's Stock Option Plans. The timing of such grants and the size of the overall option pools and their allocations are determined by the Board of Directors or the Compensation Committee, based upon market conditions, as well as corporate and individual performance. Emphasis is placed on the long-term performance of the Company and is subjective with no particular emphasis being placed on any one factor. During 2000, options were granted under Dallas Semiconductor's 1987 Stock Option Plan, as amended, to Mr. Jack von Gillern covering 100,000 shares of common stock. No other executive officer of the Company was granted a stock option during 2000. No stock appreciation rights were granted during 2000 to the Company's executive officers.

         In fiscal 2000, the executive officers of the Company (other than Mr. Prothro) also participated in the Company's Employee Stock Purchase Plan.

         Beginning in 1994, certain executive officers of the Company became subject to the $1 million limitation on deductibility of compensation under
Section 162(m) of the Internal Revenue Code. The Compensation Committee anticipates that a substantial portion of each executive's compensation will be "qualified performance-based compensation," which is not limited under Section 162(m). The Compensation Committee, therefore, does not anticipate any executive officer's compensation to exceed the limitation on deductibility.

                                            COMPENSATION COMMITTEE

                                            Carmelo J. Santoro (Chairman)
                                            Richard L. King
                                            M. D. Sampels

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Except as otherwise noted, the following table sets forth information, as of February 5, 2001, concerning:

         * each beneficial owner known to the Company of more than 5% of the Company's common stock;

         * beneficial ownership by all directors and the executive officers named in the Summary Executive Compensation Table; and

         * beneficial ownership by all directors and executive officers as a group.

         Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table. Except for the percentages of certain parties that hold options ("Options") to purchase shares of the Company's common stock indicated in the following table, the percentages indicated are based on 61,485,713 shares of Dallas Semiconductor common stock issued and outstanding on February 5, 2001. In the case of parties holding Options, the percentage ownership is calculated on the assumption that the shares of common stock underlying such Options are outstanding.

                           BENEFICIAL OWNERSHIP TABLE


                                                     AMOUNT AND NATURE OF               PERCENT OF
                                                      BENEFICIAL OWNERSHIP                 CLASS
                                                     ---------------------              ----------
J & W Seligman & Co., Incorporated(1)                   5,194,930(1)                       8.4%
William C. Morris
100 Park Avenue - 8th Floor
New York, New York  10006

Capital Research and Management
   Company(2)                                           4,429,000(2)                       7.2%
333 South Hope Street
Los Angeles, California  90071

FMR Corp.(3)                                            3,742,000(3)                       6.1%
82 Devonshire Street
Boston, Massachusetts  02109

Caren Harvey Prothro, Individually
   and as Independent Executor of the
   Estate of Charles Vincent Prothro,
   Deceased(4)
c/o John Collins, Esq.
Haynes & Boone, LLP
901 Main Street, Suite 3100
Dallas, Texas  75202                                    4,452,225(4)                       7.2%

----------


                                                     AMOUNT AND NATURE OF              PERCENT OF
                                                      BENEFICIAL OWNERSHIP                CLASS
                                                     ---------------------             ----------
Chao C. Mai, Director, President                        1,305,052(5)                      2.1%
and Chief Operating Officer

Michael L. Bolan, Director and                          1,267,310(5)                      2.1%
Vice President - Marketing
and Product Development

Alan P. Hale, Vice President - Finance                    410,163(5)                        *
and Chief Financial Officer

Jack R. von Gillern, Vice President - Sales               307,142(5)                        *

Richard L. King, Director                                 165,600(5)                        *

M. D. Sampels, Director                                    92,010(5)                        *

Carmelo J. Santoro, Director                              109,584(5)(6)                     *

ALL DIRECTORS AND EXECUTIVE OFFICERS                    3,656,861(5)(6)                   5.8%
AS A GROUP (7 PERSONS)

----------

*        Indicates less than 1.0%

(1) J & W Seligman & Co., Incorporated ("JWS") may be deemed to beneficially own 5,194,930 shares of common stock. William C. Morris ("Morris"), as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own 5,194,930 shares of common stock, as to which JWS and Morris share investment power. JWS and Morris share voting power as to 4,811,200 of such shares.

(2) Capital Research and Management Company ("Capital"), a registered investment adviser, in its capacity as investment adviser to various investment companies, may be deemed to be the beneficial owner of 4,429,000 shares of common stock, as to which Capital has sole investment power, but does not have any voting power.

(3) FMR Corp. ("FMR"), acting through its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), in its capacity as investment advisor to various investment companies ("Funds"), may be deemed to be the beneficial owner of 3,742,400 shares or 6.0% of the common stock. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, common stock. Edward C. Johnson III, Chairman of FMR, and FMR (through its control of Fidelity) and the Funds each has sole power to dispose of the 3,642,400 shares owned by the Funds. Neither FMR nor Edward C. Johnson III has the sole power to vote or direct the voting of the shares of common stock owned directly by the Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of such shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston Massachusetts 02109, a wholly-owned subsidiary of FMR, is the beneficial owner of 100,000 shares or 0.2% of the common stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson III and FMR, through its control of Fidelity Management Trust Company, each has sole investment power over, and the sole power to vote or to direct the voting of, such 100,000 shares of common stock. FMR's beneficial ownership may also include shares beneficially owned through Strategic Advisers, Inc., a wholly-owned subsidiary of FMR and a registered investment adviser. Members of the Edward C. Johnson III family and trusts established for the benefit thereof may be deemed to form a controlling group with respect to FMR.

(4) According to the Schedule 13G filed by the Estate on December 29, 2000, as of December 18, 2000, the Estate may be deemed to beneficially own 4,452,225 shares of common stock, consisting of 2,273,225 shares for which the Estate has sole voting and investment power and as to which the Estate disclaims beneficial ownership with respect to an aggregate of 83,932 shares held for the benefit of adult children, and 2,179,000 shares which may be acquired within 60 days upon the exercise of Options.

(5)      Includes outstanding Options as follows: Chao C. Mai, 410,000; Michael
         L. Bolan, 126,250; Alan P. Hale, 407,500; Jack R. von Gillern, 305,400; Richard L. King, 145,400; M.D. Sampels, 90,000; Carmelo J. Santoro, 106,250; all Directors and Executive Officers as a Group, 1,590,800.

(6) Includes 2,334 shares owned by Carmelo J. Santoro and Nancy J. Santoro, Trustees for the Santoro Family Trust.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the directors, officers and persons who beneficially own more than 10% of the Company's common stock to file with the Securities and Exchange Commission, the New York Stock Exchange and the Company reports regarding their ownership and changes in ownership of the Company's stock. The Company believes that during fiscal year 2000, its officers, directors and any 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon a review of copies of such forms received by the Company and the written representations of its directors and officers.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG THE COMPANY, S&P 500 INDEX & S&P SEMICONDUCTOR INDEX

         The graph below shows the five-year cumulative total stockholder return for the Company at December 31 of each of the last five years to the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Electronics (Semiconductors) Index ("S&P Semi Index") assuming a $100 investment made on December 31, 1995, and reinvestment of all dividends. The Company's fiscal year ends on the Sunday closest to December 31 of each year. This table uses December 31 as the comparison point for each year. The stockholder return shown on the following graph is not necessarily indicative of future stock performance.


                              [PERFORMANCE GRAPH]

                                                                        INDEXED RETURNS
                                                                        Base Years Ending
                                                                            Period
Company/Index                               Dec 95         Dec 96       Dec 97      Dec 98      Dec 99       Dec 00
DALLAS SEMICONDUCTOR CORP                     100          111.50       198.31      199.22      316.42       252.54
S&P 500                                       100          122.96       163.98      210.85      255.21       231.98
S&P SEMI INDEX                                100          168.44       179.15      287.85      477.82       388.53

         The companies included in the S&P Semi Index are: Adaptec, Inc., Advanced Micro Devices, Inc., Altera Corporation, Analog Devices, Inc., Applied Micro Circuits Corporation, Conexant Systems, Inc., Intel Corporation, Linear Technology Corporation, LSI Logic Corporation, Maxim Integrated Products, Inc., Micron Technology, Inc., National Semiconductor Corporation, Qlogic Corporation, Texas Instruments Incorporated, Vitesse Semiconductor Corporation and Xilinx, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         M. D. Sampels, a non-employee director of the Company, is a shareholder of Jenkens & Gilchrist, a Professional Corporation. The Company retained Jenkens & Gilchrist for legal services in 2000 and intends to retain the firm in the current year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements and Financial Statement Schedule

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule


The following consolidated financial statements of Dallas Semiconductor
Corporation  are included in Item 8 of this Annual Report on Form 10-K.                                        Pages in this Annual
                                                                                                                Report on Form 10-K
                                                                                                               --------------------
Consolidated Statements of Income
  for each of the three fiscal years in the period ended December 31, 2000.................................             16

Consolidated Balance Sheets at December 31, 2000 and January 2, 2000.......................................             17

Consolidated Statements of Cash Flows
  for each of the three fiscal years in the period ended December 31, 2000.................................             18

Consolidated Statements of Stockholders' Equity
  for each of the three fiscal years in the period ended December 31, 2000.................................             19

Notes to Consolidated Financial Statements.................................................................        20 - 27

Report of KPMG LLP.........................................................................................             28

Report of Ernst & Young LLP................................................................................             29

The following consolidated financial statement schedule of Dallas Semiconductor Corporation is included on the page set forth below.

                                                                                                               Pages in this Annual
                                                                                                                Report on Form 10-K
                                                                                                               --------------------
Schedule II.  Valuation Qualifying Accounts...............................................................            S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

         (b)      Reports on Form 8-K
                  Form 8-K, dated November 20, 2000

         (c)      Exhibits



                            Previously Filed*
                    ----------------------------------
Exhibit             With File Number        As Exhibit  Description
-------             ----------------        ----------  -----------
2.1                 Merger 8-K              2.1         Agreement and Plan of Merger, dated as of January 28, 2001, among Maxim
                                                        Integrated Products, Inc., MI Acquisition, Inc. and the Registrant
3(a)-1              33-16924                3(a)-3      Restated Certificate of Incorporation of the Registrant
3(a)-2              Amdt. No. 2 to Form     3(a)-4      Amendment to Restated Certificate of Incorporation of the Registrant
                    10 0-16170
3(b)                Amdt. No. 2 to Form     3(b)-1      Bylaws of the Registrant, as amended
                    10 0-16170
3(i)                1999 10-K 1-10464       3(i)        Amended and Restated Certificate of Incorporation of the Registrant
+3(ii)                                                  Amended Bylaws of the Registrant, as amended on November 18, 2000
4(a)                1989 10-K 1-10464       4(a)        Specimen form of Certificate for Common Stock of the Registrant
4(b)                33-16924                4           Specimen form of Certificate for Common Stock of the Registrant
4(c)                1999 8-K 1-10464        4.1         Shareholder Rights Agreement
4(d)                Merger 8-K              4.3         First Amendment to Rights Agreement, dated as of January 28, 2001, by and between Mellon Investor Services, LLC and the Registrant
4(e)                Merger 8-K              4.1         Stock Option Agreement, dated as of January 29, 2001, by and between Maxim
                                                        Integrated Products, Inc. and the Registrant
**10(a)-1           33-16924                10(a)       1984 Stock Option Plan of the Registrant, as amended
**10(a)-2           33-24372                4.3.1       Form of Incentive Stock Option Agreement relating to 1984 Stock Option
                                                        Plan, as amended
**10(a)-3           33-24372                4.3.2       Form of Non-Qualified Stock Option Agreement relating to 1984 Stock Option
                                                        Plan, as amended
**10(b)-1           1991 10-K 1-10464       10(b)-1     Amended and Restated 1987 Stock Option Plan of the Registrant
**10(b)-2           33-24372                4.4.1       Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-3           33-24372                4.4.2       Form of Non-Qualified Stock Option Agreement relating to options granted
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


                            Previously Filed*
                    ----------------------------------
Exhibit             With File Number        As Exhibit  Description
-------             ----------------        ----------  -----------
**10(e)             1992 10-K 1-10464       10(e)       Officer and Key Employee Compensation Plan
**10(f)-1           1993 10-K 1-10464       10(f)-1     1993 Officer and Director Stock Option Plan of the Registrant
**10(f)-2           1993 10-K 1-10464       10(f)-2     Form of Stock Option Agreement relating to options granted to non-employee directors of the Registrant under the 1993 Officer and Director Stock
                                                        Option Plan
**10(f)-3           1993 10-K 1-10464       10(f)-3     Form of Stock Option Agreement relating to options granted to officers and employee directors of the Registrant under the 1993 Officer and Director
                                                        Stock Option Plan
**10(g)             1993 10-K 1-10464       10(g)       Executive Bonus Plan
10(h)               33-16924                10(h)       Form of Indemnification Agreement between the Registrant and its officers and directors
10(i)               1992 10-K 1-10464       10(i)       Lease Agreement by and between O.B. English, as Landlord, and the
                                                        Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood Parkway)
**10(iii) (A)       1998 10-K 1-10464       10.J        Executive Deferred Compensation Plan
**10(iii) (A)       1998 10-K 1-10464       10.K        Executive Deferred Compensation Plan Trust
**10(iii) (A)       1999 10-K 1-10464       10(III)(A)  Amended 1987 Stock Option Plan
**10(iii) (A)       1999 10-K 1-10464       10(III)(B)  Amendment to Executive Bonus Plan
**10(iii) (A)       333-89945               4.3         Employee Stock Purchase Plan
**10(iii) (A)       1999 10-K 1-10464       10(III)(C)  Agreement between the Registrant and C.V. Prothro, dated May 20, 1999
**10(iii) (A)       1999 10-K 1-10464       10(III)(D)  Agreement between the Registrant and Chao C. Mai, dated May 20, 1999
**10(iii) (A)       1999 10-K 1-10464       10(III)(E)  Agreement between the Registrant and Michael L. Bolan, dated May 20, 1999
**10(iii) (A)       1999 10-K 1-10464       10(III)(F)  Agreement between the Registrant and Alan P. Hale, dated May 20, 1999
+**10(iii) (G)                                          Amendment to Amended and Restated 1987 Stock Option Plan
+**10(iii) (H)                                          Amendment to Amended 1993 Officer and Director Stock Option Plan
+**10(iii) (I)                                          First Amendment to Executive Deferred Compensation Plan
+**10(iii) (J)                                          Amendment to Amended Executive Deferred Compensation Plan
+**10(iii) (K)                                          Amendment to Employee Stock Purchase Plan
+**10(iii) (L)                                          Amendment, dated November 18, 2000 to Agreements between the Registrant and each of Chao C. Mai, Michael L. Bolan and Alan P. Hale, dated May 20,
                                                        1999
+**10(iii) (M)                                          Amendment, dated January 28, 2001 to Agreements between the Registrant and each of Chao C. Mai, Michael L. Bolan and Alan P. Hale, dated May 20, 1999
   21               1990 10-K 1-10464       22          Subsidiaries of the Registrant
+23.1                                                   Consent of KPMG LLP
+23.2                                                   Consent of Ernst & Young LLP

---------


         *Incorporated herein by reference. Abbreviations used are as follows:
Admt. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464; 1997 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 1-10464; 1998 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, File No. 1-10464, 1999 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, File No. 1-10464, Merger 8-K is the Registrant's Current Report on Form 8-K, dated January 28, 2001.

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

         Dated:  February 23, 2001
                                       DALLAS SEMICONDUCTOR CORPORATION


                                       By: /s/  Chao C. Mai
                                          --------------------------------------
                                           Chao C. Mai
                                           President and Chief Operating Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                        Title                               Date
                  ---------                                        -----                               ----
                                               Director and Member of the Interim Office of    February 23, 2001
------------------------------------------     the Chief Executive
Richard L. King

/s/ M.D. Sampels                               Director and Member of the Interim Office of    February 23, 2001
------------------------------------------     the Chief Executive
M.D. Sampels

/s/ Carmelo J. Santoro                         Director and Member of the Interim Office of    February 23, 2001
------------------------------------------     the Chief Executive
Carmelo J. Santoro

/s/ Chao C. Mai                                President, Chief Operating Officer and          February 23, 2001
------------------------------------------     Director
Chao C. Mai

/s/ Michael L. Bolan                           Vice President - Marketing and Product          February 23, 2001
------------------------------------------     Development and Director
Michael L. Bolan

/s/ Alan P. Hale                               Vice President - Finance and Chief Financial    February 23, 2001
------------------------------------------     Officer
Alan P. Hale

                                                                     SCHEDULE II

                        DALLAS SEMICONDUCTOR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                               Fiscal Years Ended
             January 3, 1999, January 2, 2000 and December 31, 2000


                                                        Additions
                                    Balance at          Charged to                            Balance
                                     Beginning          Costs and                              At End
Classification                       of Period           Expenses         Deductions         Of Period
-------------                      -------------      -------------      -------------      -------------
Allowance for doubtful accounts:
          1998                     $     380,000      $   1,805,000      $   1,755,000      $     430,000
          1999                     $     430,000      $      77,000      $      27,000      $     480,000
          2000                     $     480,000      $       1,000      $       4,000      $     477,000

Distributor returns and allowances:
          1998                     $  17,083,000      $  61,427,000      $  63,262,000      $  15,248,000
          1999                     $  15,248,000      $  86,005,000      $  83,758,000      $  17,495,000
          2000                     $  17,495,000      $  95,693,000      $  84,715,000      $  28,473,000

                                 EXHIBIT INDEX



                    PREVIOUSLY FILED*
                    -----------------------------------
EXHIBIT
NUMBER              WITH FILE NUMBER        AS EXHIBIT  DESCRIPTION
-------             ----------------        ----------  -----------
2.1                 Merger 8-K              2.1         Agreement and Plan of Merger, dated as of January 28, 2001, among Maxim
                                                        Integrated Products, Inc., MI Acquisition, Inc. and the Registrant
3(a)-1              33-16924                3(a)-3      Restated Certificate of Incorporation of the Registrant
3(a)-2              Amdt. No. 2 to Form     3(a)-4      Amendment to Restated Certificate of Incorporation of the Registrant
                    10 0-16170
3(b)                Amdt. No. 2 to Form     3(b)-1      Bylaws of the Registrant, as amended
                    10 0-16170
3(i)                1999 10-K 1-10464       3(i)        Amended and Restated Certificate of Incorporation of the Registrant
+3(ii)                                                  Amended Bylaws of the Registrant, as amended on November 18, 2000
4(a)                1989 10-K 1-10464       4(a)        Specimen form of Certificate for Common Stock of the Registrant
4(b)                33-16924                4           Specimen form of Certificate for Common Stock of the Registrant
4(c)                1999 8-K 1-10464        4.1         Shareholder Rights Agreement
4(d)                Merger 8-K              4.3         First Amendment to Rights Agreement, dated as of January 28, 2001, by and between Mellon Investor Services, LLC and the Registrant
4(e)                Merger 8-K              4.1         Stock Option Agreement, dated as of January 29, 2001, by and between Maxim
                                                        Integrated Products, Inc. and the Registrant
**10(a)-1           33-16924                10(a)       1984 Stock Option Plan of the Registrant, as amended
**10(a)-2           33-24372                4.3.1       Form of Incentive Stock Option Agreement relating to 1984 Stock Option
                                                        Plan, as amended
**10(a)-3           33-24372                4.3.2       Form of Non-Qualified Stock Option Agreement relating to 1984 Stock Option
                                                        Plan, as amended
**10(b)-1           1991 10-K 1-10464       10(b)-1     Amended and Restated 1987 Stock Option Plan of the Registrant
**10(b)-2           33-24372                4.4.1       Form of Incentive Stock Option Agreement relating to options granted to employees under the 1987 Stock Option Plan, as amended
**10(b)-3           33-24372                4.4.2       Form of Non-Qualified Stock Option Agreement relating to options granted
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


                              PREVIOUSLY FILED*
                    ------------------------------------
EXHIBIT
NUMBER              WITH FILE NUMBER        AS EXHIBIT  DESCRIPTION
-------             ----------------        ----------  -----------
**10(e)             1992 10-K 1-10464       10(e)       Officer and Key Employee Compensation Plan
**10(f)-1           1993 10-K 1-10464       10(f)-1     1993 Officer and Director Stock Option Plan of the Registrant
**10(f)-2           1993 10-K 1-10464       10(f)-2     Form of Stock Option Agreement relating to options granted to non-employee directors of the Registrant under the 1993 Officer and Director Stock
                                                        Option Plan
**10(f)-3           1993 10-K 1-10464       10(f)-3     Form of Stock Option Agreement relating to options granted to officers and employee directors of the Registrant under the 1993 Officer and Director
                                                        Stock Option Plan
**10(g)             1993 10-K 1-10464       10(g)       Executive Bonus Plan
10(h)               33-16924                10(h)       Form of Indemnification Agreement between the Registrant and its officers and directors
10(i)               1992 10-K 1-10464       10(i)       Lease Agreement by and between O.B. English, as Landlord, and the
                                                        Registrant, as Tenant, dated November 3, 1992 (4352 North Beltwood Parkway)
**10(iii) (A)       1998 10-K 1-10464       10.J        Executive Deferred Compensation Plan
**10(iii) (A)       1998 10-K 1-10464       10.K        Executive Deferred Compensation Plan Trust
**10(iii) (A)       1999 10-K 1-10464       10(III)(A)  Amended 1987 Stock Option Plan
**10(iii) (A)       1999 10-K 1-10464       10(III)(B)  Amendment to Executive Bonus Plan
**10(iii) (A)       333-89945               4.3         Employee Stock Purchase Plan
**10(iii) (A)       1999 10-K 1-10464       10(III)(C)  Agreement between the Registrant and C.V. Prothro, dated May 20, 1999
**10(iii) (A)       1999 10-K 1-10464       10(III)(D)  Agreement between the Registrant and Chao C. Mai, dated May 20, 1999
**10(iii) (A)       1999 10-K 1-10464       10(III)(E)  Agreement between the Registrant and Michael L. Bolan, dated May 20, 1999
**10(iii) (A)       1999 10-K 1-10464       10(III)(F)  Agreement between the Registrant and Alan P. Hale, dated May 20, 1999
+**10(iii) (G)                                          Amendment to Amended and Restated 1987 Stock Option Plan
+**10(iii) (H)                                          Amendment to Amended 1993 Officer and Director Stock Option Plan
+**10(iii) (I)                                          First Amendment to Executive Deferred Compensation Plan
+**10(iii) (J)                                          Amendment to Amended Executive Deferred Compensation Plan
+**10(iii) (K)                                          Amendment to Employee Stock Purchase Plan
+**10(iii) (L)                                          Amendment, dated November 18, 2000 to Agreements between the Registrant and each of Chao C. Mai, Michael L. Bolan and Alan P. Hale, dated May 20,
                                                        1999
+**10(iii) (M)                                          Amendment, dated January 28, 2001 to Agreements between the Registrant and each of Chao C. Mai, Michael L. Bolan and Alan P. Hale, dated May 20, 1999
   21               1990 10-K 1-10464       22          Subsidiaries of the Registrant
+23.1                                                   Consent of KPMG LLP
+23.2                                                   Consent of Ernst & Young LLP

---------


         *Incorporated herein by reference. Abbreviations used are as follows:
Admt. No. 2 to Form 10 is the Registrant's Amendment No. 2 on Form 8, dated May 9, 1988, to its Registration Statement on Form 10, File No. 0-16170; 7/3/88 10-Q is the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1988, File No. 0-16170; 1988 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989, File No. 0-16170; 1989 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-10464; 1990 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990, File No. 1-10464; 1991 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991, File No. 1-10464; 1992 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993, File No. 1-10464; 1993 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, File No. 1-10464; 1994 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, File No. 1-10464; 1995 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-10464; 1996 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, File No. 1-10464; 1997 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, File No. 1-10464; 1998 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, File No. 1-10464, 1999 10-K is the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, File No. 1-10464, Merger 8-K is the Registrant's Current Report on Form 8-K, dated January 28, 2001.

         +Filed herewith.

       **Management contract or compensation plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c).